Form 10-K
period 2025-12-31
FEDERAL SIGNAL CORP /DE/
filed 2026-02-25
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates was $6,305,527,709. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2026, the number of shares outstanding of the registrant’s common stock was 60,888,150.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures, and supplies a suite of products and integrated solutions for municipal, governmental, industrial, and commercial customers. The Company’s portfolio of products that it manufactures includes (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, refuse collection vehicles, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems, and general alarm/public address systems. In addition, the Company engages in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to its customers. The Company operates 26 principal manufacturing facilities in five countries and provides products and integrated solutions to customers in all regions of the world.
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
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2025, is included in Note 17 – Segment Information in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
In 2025, the Company completed the acquisition of substantially all the assets and operations of Waterblasting, LLC, owner of Hog Technologies, and Waterblasting Eurasia, s.r.o. (collectively, “Hog”), the acquisition of all of the outstanding equity interests of Scranton Manufacturing Company LLC d/b/a New Way Trucks (“New Way”), and the acquisition of certain assets and operations of Kinloch Equipment & Supply, Inc. (“Kinloch”). Each of these acquisitions is included in the Environmental Solutions reportable segment. See Note 2 - Acquisitions in Item 8, Financial Statements and Supplementary Data, for additional information.
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, refuse collection vehicles, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles. The Environmental Solutions Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Blasters, Mark Rite Lines, Hog, New Way®, Trackless, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks®, and Switch-N-Go® brand names. The Environmental Solutions Group’s product offerings also include certain products manufactured by other companies, such as refuse collection vehicles. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Environmental Solutions Group also engages in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers, which are located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers that are primarily designed for large-scale cleaning of curbed streets, parking lots, and other paved surfaces and that utilize mechanical sweeping, vacuum, and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. New Way is a leading U.S.-based designer and manufacturer of refuse collection vehicles. Blasters is a leading U.S. manufacturer of truck-mounted waterblasting equipment. Mark Rite Lines Equipment Company, Inc. (“MRL”) and Hog are U.S. manufacturers of truck-mounted and ride-on road-marking and line-removal equipment. Trackless is a leading Canadian manufacturer of off-road, multi-purpose maintenance vehicles and attachments. Ground Force and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals. Truck Bodies & Equipment International (“TBEI”) manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby, Travis, OSW, NTE, and WTB brand names, as well as a range of interchangeable truck body systems and waste-hauling products under the Bucks and Switch-N-Go brand names.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2025.
The Company’s backlog totaled $1.04 billion at December 31, 2025, compared to $997 million at December 31, 2024. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately two to eight months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. While customer demand has contributed to longer lead times for certain products, production of the Company’s December 31, 2025 backlog is expected to be substantially completed during 2026.
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
Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor, TRUVAC, and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery, and solutions services. New Way is a leading U.S.-based designer and manufacturer of refuse collection vehicles. Joe Johnson Equipment, Inc., along with Joe Johnson Equipment (USA), Inc., (collectively, “JJE”), is a leading distributor of maintenance equipment for municipal and industrial markets in Canada and the U.S. Standard is a leading distributor of specialty maintenance and infrastructure equipment for municipal and industrial markets in parts of Illinois and Indiana. Blasters is a leading U.S. manufacturer of truck-mounted waterblasting equipment. MRL and Hog are U.S. manufacturers of truck-mounted and ride-on road-marking and line-removal equipment. Trackless is a leading Canadian manufacturer of off-road, multi-purpose maintenance vehicles and attachments. Ground Force and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals. TBEI includes a portfolio of regional dump truck body and trailer brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness, and operational expertise.
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
Human Capital Management
The Company believes its employees are a vital asset, and it strives to provide a safe and high-performing culture where its employees can thrive. As of December 31, 2025, the Company employed approximately 5,800 people in its businesses, with the Company’s U.S. hourly employees accounting for approximately 60% of its total workforce. As of December 31, 2025, approximately 8% of the Company’s U.S. hourly workers were represented by unions.
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
Governmental Regulation of the Environment
The Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2025 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.

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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2026:
Jennifer L. Sherman, age 61, was appointed President and CEO effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors (the “Board”) effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Felix M. Boeschen, age 31, was appointed Vice President, Corporate Strategy and Investor Relations in September 2023. Prior to joining the Company, Mr. Boeschen served as a Vice President, Equity Research at Raymond James, where he covered companies in the machinery space, with a primary focus on the truck equipment and specialty vehicle industries.
Diane I. Bonina, age 62, was appointed Vice President, General Counsel and Secretary in April 2022. Prior to joining the Company in March 2022, Ms. Bonina worked at AT&T Inc. (“AT&T”), where she served as Assistant Vice President – Senior Legal Counsel. At AT&T, Ms. Bonina held a broad range of roles of increasing legal and management responsibilities since 1996, both for AT&T and its predecessor companies. Prior to that role, Ms. Bonina worked as an attorney with Jenner & Block in its litigation department from 1990 to 1996, and also served as a law clerk for the Honorable Cornelia G. Kennedy of the U.S. Court of Appeals for the Sixth Circuit in Detroit, Michigan.
Ian A. Hudson, age 49, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Mark D. Weber, age 68, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
In 2025, we generated approximately 79% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies; therefore, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state, and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns, and other factors. The U.S. presidential administration has enacted certain spending freezes and other changes to federal government processes, and there is continuing uncertainty regarding federal agency structure and future budget decisions and priorities. The U.S. government and municipalities depend heavily on tax revenues as a source of spending, and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential changes to policies, tax laws, and regulations, and how any such changes may impact the Company’s financial results and operations, is currently uncertain. For example, the Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules introducing a new global minimum corporate tax of 15%, which became effective in certain countries in 2024. Because the U.S. has not adopted Pillar Two, on January 5, 2026, the OECD issued a non-retroactive “Side-by-Side” safe harbor package for U.S. companies with multinational operations to better align the regime with the U.S. tax system. While Pillar Two applies to our worldwide operations, we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum and therefore have not experienced material increases in our global tax costs. We continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
Government administrations and agencies, political figures, the investment community, employees, and other stakeholders have had an increased focus on sustainability issues and initiatives, including negative reactions to implementation of such initiatives. Changes in laws and regulations in response to such matters could require material efforts and costs by us, and our suppliers, to comply with such changes. The costs of compliance with the various laws, regulations, and policies applicable to us could be significant and penalties for non-compliance could significantly impact our business.
We have international operations that are subject to compliance with domestic and foreign laws and regulations and can be impacted by economic and political uncertainties and conflicts and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changes in international economic, legal, and political conditions that are beyond our control. In 2025, approximately 21% of our net sales were to customers outside the U.S., and we expect a significant portion of our net sales to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act, and their counterparts in the other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations, and policies by the U.S. and foreign governments. In addition, we may be exposed to risks and adverse economic effects associated with changes in tax laws, escalation of geopolitical conflicts, actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign accounts receivable collection risk, and local labor market conditions. Further, the U.S. presidential administration has implemented, and may continue to implement, significant tariffs on imported goods. In February 2026, the U.S. Supreme Court struck down certain of these tariffs, but it is possible the administration may seek to reinstate all or some of such tariffs under alternative legal theories or support. The resulting uncertainty regarding the struck-down tariffs and potential re-implementation may result in additional political and economic instability. The continued imposition of such tariffs may strain international trade relations or impact costs of raw materials.

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
Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Further, certain government agencies, including the U.S. Treasury, have previously implemented policies that have resulted and may continue to result in significantly increased interest rates and borrowing costs. Although the Federal Reserve Board of Governors (“FRB”) cut certain benchmark interest rates in 2024 and 2025, it is uncertain if the FRB will raise or lower interest rates in the future in response to, among other things, continuing inflationary pressures, and, if so, to what level and for how long. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation, or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our financial position, results of operations, or cash flow.
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
We purchase raw materials, component parts, and finished goods from suppliers to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Global markets for various products and goods have suffered, and could continue to suffer, material disruptions to certain supply chains, in part due to geopolitical conflicts, including the war between Russia and Ukraine, the ongoing conflicts in the Middle East, continued political unrest in various countries such as Venezuela and ongoing disputes in respect of Greenland. Additionally, the war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including a prohibition on doing business with certain Russian companies which may lead to retaliatory trade restrictions from Russia. Such sanctions may impact companies in many sectors and lead to disruption and volatility in the U.S. and global markets. The U.S. has imposed, or indicated it intends to impose, tariffs on imports from various countries as part of ongoing trade and political disputes and conflicts. The imposition of these tariffs and any response from other countries is still evolving, and there is a possibility that such sanctions, tariffs, or trade restrictions may be expanded, or new sanctions, tariffs, or trade restrictions may be imposed by the U.S. or other countries, which could further disrupt supply chains and increase volatility of pricing. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, labor stoppages, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and deliver products to our customers. In addition, our profit margins could decrease if prices of purchased raw materials, component parts, and/or finished goods increase and we are unable to pass on those increases to our customers.
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
Although supply chain conditions have improved in recent years, certain of our businesses may periodically experience supply challenges and extended lead times for some components and raw materials, including certain classes of chassis that are important to our manufacturing processes, especially in light of geopolitical conflicts discussed elsewhere. When facing supply-related challenges, we may increase our inventory levels and purchase commitments to shorten lead times and to help maintain adequate inventory levels to meet customer expectations. While we actively monitor and take steps in an effort to mitigate supply chain risk, there can be no assurance that our ongoing mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.
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
We rely on national and global dealer networks to market certain of our products and services. As a result, our business with respect to these products and services is influenced by our ability to manage new and existing relationships with dealers. While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our dealers experience in operating their businesses due to economic conditions or other factors. While we do not believe our business is dependent on any single dealer, a disruption in our dealer network, or with a significant dealer, or within a specific market, could have an adverse impact on our business within the affected market. For example, any significant consolidation within our dealer network could increase competition for access to distributors or increase the influence of dealers over our pricing strategy. In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our dealer network. Significant or sustained increases in interest rates, and any future deterioration in the liquidity or credit worthiness of our dealers could have a significant adverse effect on our business. From time to time, we may provide financing assistance to dealers or consider taking ownership positions. The loss or termination of a significant dealer, or a significant number of dealers, could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition, results of operations, or cash flow.
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
•entering markets or lines of business in which we have either limited or no direct experience and thereby becoming more exposed to the risks attendant to the acquired business; and
•losing key employees, customers, and strategic partners of acquired companies.
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
We may assume liabilities in connection with the acquisition of businesses, including environmental liabilities which could result in remediation costs and regulatory actions. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses, or that may be more material than we expected. In these circumstances, we cannot assure that our rights to indemnification will be sufficient in amount, scope, or duration to fully offset the possible liabilities associated with the businesses or property acquired. Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increases in taxes, or other adverse effects on our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations, or cash flow.

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
Our ability to operate our businesses and implement our strategies depends in part on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, including those personnel hired in connection with our acquisitions. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.
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
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2025, approximately 8% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Any strikes, threats of strikes, or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience, and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience, and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations, or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 96% as of December 31, 2025. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values, or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
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
We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage, and we may be exposed to additional claims in connection with our acquisitions. We are subject to other claims and litigation from time to time, as further described in the accompanying notes to our consolidated financial statements. We could experience material product liability or warranty costs in the future and incur significant costs to defend ourselves against these claims. While we carry insurance and maintain reserves for product liability claims, our insurance coverage may be inadequate if such claims do arise, and any defense costs and liability not covered by insurance could have a material adverse impact on our financial condition, results of operations, or cash flow. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty and certain other claims are not typically covered by insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high-quality, safe products and may have a material adverse effect on our business.
The costs associated with complying with environmental, safety, and other regulations could lower our margins.
We, like other manufacturers, continue to face significant governmental regulation of our products, especially in the areas of the environment and employee health and safety. Several significant administrative law cases decided by the U.S. Supreme Court in 2024 may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies. Successful challenges of certain regulations, any increased regulatory uncertainty, or delay or other impacts to the federal agency rulemaking process could adversely impact our business and operations. Increased public awareness, concern, and responsive backlash regarding climate change and other related matters at numerous levels of government in various jurisdictions may lead to additional international, national, regional, and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly. These regulations could include environmental requirements applicable to manufacturing and vehicle emissions and regulations impacting our supply chain both nationally and internationally. Complying with environmental, safety, and other regulations has added and will continue to add to the cost of our products, could increase the capital required to support our business, and could affect the products and services that we offer. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities, or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently, and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. Further, climate change regulations at the federal, state, or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. These requirements may increase the cost of our products, which may diminish demand for those products. Additionally, uneven application of environmental, safety, and other regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability.
An impairment in the carrying value of goodwill, intangible assets, or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2025, goodwill and intangible assets represented 26% and 16% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also collectively represented 20% of our total consolidated assets as of December 31, 2025. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets, and long-lived assets, we make assumptions regarding future operating performance, business trends, competition, and market and general economic conditions. Such analyses further require us to make certain assumptions about our net sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
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
Item 2.    Properties.
As of December 31, 2025, the Company utilized 20 principal manufacturing plants located throughout the U.S., as well as two in Europe, three in Canada, and one in South Africa. The Company also leases facilities within the U.S., Europe, and Canada from which we provide sales, service, and/or equipment rentals. As of December 31, 2025, the Company devoted approximately 3.0 million square feet to manufacturing and 1.2 million square feet to sales, service, warehousing, and office space. Of the total square footage, approximately 86% is devoted to the Environmental Solutions Group and 14% to the Safety and Security Systems Group. Approximately 68% of the total square footage is owned by the Company with the remaining 32% being leased. Owned facilities are subject to liens under the Company’s Fourth Amended and Restated Credit Agreement dated October 29, 2025 (the “2025 Credit Agreement”).
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
Holders
As of January 31, 2026, there were 1,354 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2025.
Dividends
See Financial Condition, Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2025 (9/28/25 - 11/1/25)	—	$—	—	$157,191,259
November 2025 (11/2/25 - 11/29/25)	—	—	—	157,191,259
December 2025 (11/30/25 - 12/31/25)	—	—	—	157,191,259
(a)    In April 2025, the Board authorized a stock repurchase program of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the stock repurchase program adopted in March 2020, which provides for the repurchase of up to $75.0 million of the Company’s common stock and which remains in effect.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index, the S&P 500 Industrials index, and the S&P 600 Capital Goods index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2020 and assumes reinvestment of all dividends through December 31, 2025.

$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Federal Signal Corporation
Russell 2000
S&P Midcap 400
S&P 500 Industrials
S&P 600 Capital Goods

Copyright© 2026 Russell Investment Group. All rights reserved.
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2020	2021	2022	2023	2024	2025
Federal Signal Corporation	$100.00	$131.81	$142.65	$237.15	$287.10	$339.36
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P Midcap 400	100.00	124.76	108.47	126.29	143.88	154.68
S&P 500 Industrials	100.00	121.12	114.48	135.24	158.87	189.72
S&P 600 Capital Goods	100.00	125.37	119.95	165.84	195.22	242.93
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
See below for discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, for a detailed discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, safe-digging trucks, street sweepers, waterblasting equipment, refuse collection vehicles, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems, and general alarm/public address systems. Product offerings also include certain products manufactured by other companies, such as third-party refuse and recycling collection vehicles. In addition, we engage in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to our customer base. We operate 26 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial, and commercial customers in all regions of the world.
As described in Note 17 – Segment Information in Item 8, Financial Statements and Supplementary Data, in this Form 10-K the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Operating and Financial Performance in 2025
Conditions in our end markets remained strong throughout 2025, with robust demand for our products and services. We continued to execute against our organic growth initiatives, and with contributions from recent acquisitions and additional efficiency gains resulting from the application of our eighty-twenty initiatives, we were able to sustain a high level of financial performance. During the year, we increased production levels at several of our facilities, helping us to deliver record financial results for our stockholders, with 17% net sales growth, double-digit earnings improvement, expansion of margins, and improved cash flow generation.
Included among the Company’s highlights in 2025 were the following:
•Net sales for the year ended December 31, 2025 were $2.18 billion, the highest level in our history, and an increase of $319 million, or 17% from last year.
•Operating income for the year ended December 31, 2025 was $340.9 million, an increase of $59.5 million, or 21%, from last year.
•Operating margin for the year ended December 31, 2025 was 15.6%, compared to 15.1% in the prior year.
•Net income for the year ended December 31, 2025 was $246.6 million, an increase of $30.3 million, or 14%, from last year.
•Adjusted EBITDA* for the year ended December 31, 2025 was $438.9 million, an increase of $88.3 million, or 25%, from last year.
•Adjusted EBITDA margin* for the year ended December 31, 2025 was 20.1%, up from 18.8% last year.
•Orders for the year were $2.22 billion, the highest annual orders reported in the Company’s history, contributing to a backlog of $1.04 billion at December 31, 2025.

•Net cash provided by operating activities for the year ended December 31, 2025 was $255 million, an increase of $23 million, or 10%, from last year.
•In October 2025, we refinanced our credit agreement, increasing our revolving credit facility from up to $675 million to up to $1.1 billion, and increasing the term loan facility from up to $125 million to up to $400 million.
•With our strong balance sheet, positive operating cash flow, and increased capacity under our new credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions, and consider ways to return value to stockholders, as we did during 2025:
◦Our capital expenditures in 2025 were approximately $28 million and included a number of strategic investments in new machinery and equipment aimed at gaining operating efficiencies and expanding capacity at certain production facilities.
◦We continue to invest in new product development and anticipate that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets, and/or gain access to new geographic regions.
◦We continued to execute on our disciplined M&A strategy with the acquisitions of Hog, New Way, and Kinloch. As of December 31, 2025, we have completed 15 acquisitions since 2016.
◦We demonstrated our commitment to returning value to our stockholders by paying cash dividends of $34.1 million and spending $39.7 million to repurchase shares of our common stock under our authorized repurchase program.
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

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended December 31, 2025 and December 31, 2024, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,		Change
(in millions of dollars, except per share data)	2025	2024	2025 vs. 2024
Net sales	$2,180.5	$1,861.5	$319.0
Cost of sales	1,549.3	1,328.5	220.8
Gross profit	631.2	533.0	98.2
Selling, engineering, general and administrative expenses	255.9	234.0	21.9
Amortization expense	18.4	15.0	3.4
Acquisition and integration-related expenses, net	16.0	2.6	13.4
Operating income	340.9	281.4	59.5
Interest expense, net	14.1	12.5	1.6
Pension settlement charges	—	3.8	(3.8)
Other expense, net	2.3	1.2	1.1
Income before income taxes	324.5	263.9	60.6
Income tax expense	77.9	47.6	30.3
Net income	$246.6	$216.3	$30.3
Other data:
Operating margin	15.6%	15.1%	0.5%
Adjusted EBITDA (a)	$438.9	$350.6	$88.3
Adjusted EBITDA margin (a)	20.1%	18.8%	1.3%
Diluted earnings per share	$4.01	$3.50	$0.51
Total orders	2,221.5	1,847.8	373.7
Backlog	1,042.4	997.1	45.3
Depreciation and amortization	80.5	65.3	15.2
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
Year ended December 31, 2025 vs. year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 increased by $319.0 million, or 17%, compared to the prior year, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $280.4 million, or 18%, primarily due to a $61.2 million improvement in aftermarket revenues and increases in sales of road-marking and line-removal equipment of $52.4 million, sewer cleaners of $36.3 million, refuse trucks of $33.6 million, safe-digging trucks of $25.2 million, dump truck bodies of $24.6 million, street sweepers of $23.0 million, industrial vacuum loaders of $12.4 million, and metal extraction support equipment of $10.1 million. Partially offsetting these improvements was an $8.8 million reduction in sales of trailers and a $4.0 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $38.6 million, or 13%, primarily due to improvements in sales of public safety equipment of $27.7 million, warning systems of $7.4 million, and a $2.8 million favorable foreign currency translation impact.

Cost of sales
For the year ended December 31, 2025, cost of sales increased by $220.8 million, or 17%, compared to the prior year, largely due to an increase of $201.1 million, or 17%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of the effects of acquisitions, higher material costs, and a $10.2 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales increased by $19.7 million, or 11%, primarily related to increased sales volumes, higher material costs, and a $2.2 million unfavorable foreign currency translation impact.
Gross profit
For the year ended December 31, 2025, gross profit increased by $98.2 million, or 18%, compared to the prior year, primarily due to a $79.3 million improvement within the Environmental Solutions Group and a $18.9 million increase within the Safety and Security Systems Group. Gross profit as a percentage of net sales (“gross profit margin”) for the year ended December 31, 2025 was 28.9%, compared to 28.6% in the prior year, primarily driven by a 40 basis point improvement within the Environmental Solutions Group and a 80 basis point improvement within the Safety and Security Systems Group.
Selling, engineering, general and administrative (“SEG&A”) expenses
For the year ended December 31, 2025, SEG&A expenses increased by $21.9 million, or 9%, compared to the prior year, primarily due to a $13.5 million increase within the Environmental Solutions Group, a $6.6 million increase in Corporate SEG&A expenses, and a $1.8 million increase within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses were 11.7% in the current year, compared to 12.6% in the prior year.
Operating income
Operating income for the year ended December 31, 2025 increased by $59.5 million, or 21%, compared to the prior year, largely due to the $98.2 million improvement in gross profit, partially offset by the $21.9 million increase in SEG&A expenses, a $13.4 million increase in acquisition and integration-related costs, net, and a $3.4 million increase in amortization expense. Consolidated operating margin for the year ended December 31, 2025 was 15.6%, compared to 15.1% in the prior year.
Interest expense, net
Interest expense, net for the year ended December 31, 2025 increased by $1.6 million, or 13%, compared to the prior year, largely due to higher average debt levels associated with the funding of acquisitions in 2025.
Pension settlement charges
During the year ended December 31, 2024, the Company announced a limited-time voluntary lump-sum pension offering to eligible participants of its U.S. defined benefit plan. In 2024, the Company paid a total of $6.8 million in lump-sum benefit payments, using assets of the plan. As total settlement payments during the year ended December 31, 2024 exceeded the sum of the service and interest cost, the Company was required to remeasure the liabilities of the benefit plans and recognized a pension settlement charge of $3.8 million. For further discussion, see Note 11 – Pension and Other Post-Employment Plans in Item 8, Financial Statements and Supplementary Data.
Other expense, net
For the year ended December 31, 2025, Other expense, net, increased by $1.1 million compared to the prior year, primarily due to higher net periodic pension expense.
Income tax expense
The Company recognized income tax expense of $77.9 million for the year ended December 31, 2025, compared to $47.6 million for the year ended December 31, 2024. The increase in income tax expense in 2025 was primarily due to higher pre-tax income levels and the non-recurrence of a $15.9 million discrete tax benefit, which was recognized in the prior-year period in connection with the amendment of certain U.S. federal and state tax returns to claim a worthless stock deduction. Including these items, the Company’s effective tax rate for the year ended December 31, 2025 was 24.0%, compared to 18.0% in 2024. For further discussion, see Note 10 – Income Taxes in Item 8, Financial Statements and Supplementary Data.

Net income
Net income for the year ended December 31, 2025 increased by $30.3 million, or 14%, compared to the prior year, largely due to the increased operating income and the non-recurrence of pension settlement charges recognized in the prior year, partially offset by a $30.3 million increase in income tax expense and the increases in interest expense, net, and other expense, net.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2025 was $438.9 million, compared to $350.6 million in the prior year. Adjusted EBITDA margin for the year ended December 31, 2025 was 20.1%, compared to 18.8% in the prior year.
The following table summarizes the Company’s adjusted EBITDA and adjusted EBITDA margin and reconciles net income to adjusted EBITDA for the years ended December 31, 2025 and December 31, 2024:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024
Net income	$246.6	$216.3
Add:
Interest expense, net	14.1	12.5
Pension settlement charges	—	3.8
Acquisition and integration-related expenses, net (a)	16.0	2.8
Purchase accounting effects (b)	1.5	1.1
Other expense, net	2.3	1.2
Income tax expense	77.9	47.6
Depreciation and amortization	80.5	65.3
Adjusted EBITDA	$438.9	$350.6

Net sales	$2,180.5	$1,861.5

Adjusted EBITDA margin	20.1%	18.8%
(a)Acquisition and integration-related expenses, net for the year ended December 31, 2025 include an aggregate expense of $6.8 million to increase the estimated fair value of contingent consideration for the acquisitions of Hog and substantially all of the assets and operations of Standard Equipment Company (“Standard”), as well as acquisition-related expenses incurred in connection with the acquisitions of New Way and Hog.
(b)Purchase accounting effects represent the step-up in the valuation of equipment acquired in recent business combinations that was sold during the periods presented. Excludes purchase accounting expense effects included within depreciation and amortization of $0.9 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2025 and December 31, 2024:

	For the Years Ended December 31,		Change
(in millions of dollars)	2025	2024	2025 vs. 2024
Net sales	$1,837.5	$1,557.1	$280.4
Operating income	324.6	261.2	63.4
Other data:
Operating margin	17.7%	16.8%	0.9%
Total orders	$1,857.8	$1,541.6	$316.2
Backlog	965.8	939.7	26.1
Depreciation and amortization	75.7	60.9	14.8
Year ended December 31, 2025 vs. year ended December 31, 2024
Total orders for the year ended December 31, 2025 increased by $316.2 million, or 21%, compared to the prior year. U.S. orders increased by $329.8 million, or 27%, primarily due to improvements in orders for refuse trucks of $147.4 million, inclusive of the acquisition of a $142.9 million U.S. order backlog attributable to the New Way transaction, aftermarket offerings of $51.6 million, safe-digging trucks of $46.8 million, road-marking and line-removal equipment of $43.8 million, inclusive of the acquisition of a $16.1 million U.S. order backlog attributable to the Hog transaction, industrial vacuum loaders of $17.8 million, street sweepers of $14.7 million, and dump truck bodies of $9.6 million. Partially offsetting these improvements were reductions in orders for multi-purpose maintenance vehicles of $1.5 million, sewer cleaners of $1.1 million, and trailers of $0.9 million. Non-U.S. orders decreased by $13.6 million, or 4%, primarily due to reductions in orders for third-party refuse trucks of $73.0 million and dump truck bodies of $9.3 million, as well as a $4.3 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in orders for sewer cleaners of $24.5 million, metal extraction support equipment of $13.5 million, road-marking and line-removal equipment of $12.2 million, inclusive of the acquisition of a $3.4 million non-U.S. order backlog attributable to the Hog transaction, aftermarket offerings of $7.0 million, safe-digging trucks of $4.6 million, the acquisition of a $3.4 million non-U.S. order backlog attributable to the New Way transaction, waterblasting equipment of $2.2 million, industrial vacuum loaders of $1.7 million, and street sweepers of $1.6 million.
Net sales increased for the year ended December 31, 2025 by $280.4 million, or 18%, compared to the prior year, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. U.S. net sales increased by $219.7 million, or 17%, primarily due to a $55.5 million increase in aftermarket revenues and increases in sales of road-marking and line-removal equipment of $46.3 million, dump truck bodies of $32.4 million, sewer cleaners of $31.2 million, safe-digging trucks of $21.0 million, street sweepers of $17.7 million, industrial vacuum loaders of $12.4 million, and refuse trucks of $7.9 million. Partially offsetting these improvements were reductions in shipments of trailers of $8.8 million and multi-purpose maintenance vehicles of $3.4 million. Non-U.S. net sales increased by $60.7 million, or 21%, primarily due to increases in sales of third-party refuse trucks of $25.7 million, metal extraction support equipment of $11.3 million, road-marking and line-removal equipment of $6.1 million, aftermarket offerings of $5.7 million, street sweepers of $5.3 million, sewer cleaners of $5.1 million, safe-digging trucks of $4.2 million, and waterblasting equipment of $3.9 million. Partially offsetting these improvements was a $7.8 million reduction in dump truck body shipments and a $4.0 million unfavorable foreign currency translation impact.
Cost of sales increased by $201.1 million, or 17%, for the year ended December 31, 2025, primarily related to increased sales volumes, inclusive of the effects of acquisitions, higher material costs, and a $10.2 million increase in depreciation expense. Gross profit margin for the year ended December 31, 2025 was 26.4%, compared to 26.0% in the prior year, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by higher material costs and higher depreciation expense.
SEG&A expenses increased by $13.5 million, or 11%, for the year ended December 31, 2025, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and higher employee-related expenses. As a percentage of net sales, SEG&A expenses were 7.7% in the current year, compared to 8.2% in the prior year.
Operating income increased by $63.4 million, or 24%, for the year ended December 31, 2025, largely due to a $79.3 million increase in gross profit and a $1.0 million reduction in acquisition-related costs, partially offset by the $13.5 million increase in SEG&A expenses and a $3.4 million increase in amortization expense.
Backlog was $966 million at December 31, 2025, compared to $940 million at December 31, 2024.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2025 and December 31, 2024:

	For the Years Ended December 31,		Change
(in millions of dollars)	2025	2024	2025 vs. 2024
Net sales	$343.0	$304.4	$38.6
Operating income	81.5	64.4	17.1
Other data:
Operating margin	23.8%	21.2%	2.6%
Total orders	$363.7	$306.2	$57.5
Backlog	76.6	57.4	19.2
Depreciation and amortization	4.2	3.9	0.3
Year ended December 31, 2025 vs. year ended December 31, 2024
Total orders increased by $57.5 million, or 19%, for the year ended December 31, 2025. U.S. orders increased by $41.2 million, or 20%, compared to the prior year, driven by improvements in orders for public safety equipment of $33.0 million, warning systems of $7.0 million, and industrial signaling equipment of $1.2 million. Non-U.S. orders increased by $16.3 million, or 16%, primarily due to improvements in orders for public safety equipment of $21.5 million and a $2.6 million favorable foreign currency translation impact. Partially offsetting these improvements were reductions in orders for warnings systems of $6.8 million and industrial signaling equipment of $1.0 million.
Net sales increased by $38.6 million, or 13%, for the year ended December 31, 2025, inclusive of the effects of higher sales volumes and pricing actions. U.S. net sales increased by $23.5 million, or 12%, driven by improvements in sales of public safety equipment of $17.3 million, warning systems of $3.7 million, and industrial signaling equipment of $2.5 million. Non-U.S. net sales increased by $15.1 million, or 15%, driven by improvements in sales of public safety equipment of $10.4 million, warning systems of $3.7 million, and a $2.8 million favorable foreign currency translation impact. Partially offsetting these improvements was a $1.8 million reduction in shipments of industrial signaling equipment.
Cost of sales increased by $19.7 million, or 11%, for the year ended December 31, 2025, primarily related to increased sales volumes, higher material costs, and a $2.2 million unfavorable foreign currency translation impact. Gross profit margin for the year ended December 31, 2025 was 42.8%, compared to 42.0% in the prior year, with the increase primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by higher material costs.
SEG&A expenses increased by $1.8 million for the year ended December 31, 2025, primarily due to higher employee-related costs. As a percentage of net sales, SEG&A expenses were 19.0% in the current year, compared with 20.9% in the prior year.
Operating income increased by $17.1 million, or 27%, for the year ended December 31, 2025, primarily due to a $18.9 million increase in gross profit, partially offset by the $1.8 million increase in SEG&A expenses.
Backlog was $77 million at December 31, 2025, compared to $57 million at December 31, 2024.
Corporate Expense
Corporate operating expenses were $65.2 million in 2025 and $44.2 million in 2024.
For the year ended December 31, 2025, corporate operating expenses increased by $21.0 million compared to the prior year, primarily due to a $14.4 million increase in acquisition-related expenses, which included an aggregate expense of $6.8 million to increase the estimated fair value of contingent consideration for the acquisitions of Hog and Standard, as well as acquisition-related expenses incurred in connection with the acquisitions of New Way and Hog. In addition, corporate operating expenses for the year ended December 31, 2025 include year-over-year increases in post-retirement expense, information technology costs, stock compensation expense, and incentive-based compensation, as well as the non-recurrence of a $1.8 million gain associated with an insurance recovery in the prior year.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments, and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations, and borrowings available under the 2025 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flows from operating activities.
The Company’s cash and cash equivalents totaled $63.7 million as of December 31, 2025 and $91.1 million as of December 31, 2024. As of December 31, 2025, $20.1 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional income tax expense and withholding taxes, as applicable, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by operating activities totaled $254.7 million in 2025 and $231.3 million in 2024. The increase in cash generated by operating activities in 2025 compared to the prior year was primarily due to higher net income partially offset by the non-recurrence of a U.S. federal worthless stock deduction refund of approximately $14.0 million received in the prior year.
Net cash used for investing activities totaled $527.9 million in 2025 and $78.9 million in 2024. In both years, cash was used to fund the purchase of properties and equipment, with capital expenditures of $27.6 million in 2025 and $40.6 million in 2024. During 2025, the Company completed the acquisitions of Hog for initial consideration of $82.5 million, New Way for an initial payment of $403.6 million, net of cash acquired, and certain assets and operations of Kinloch for $14.9 million. During 2024, the Company completed the acquisition of Standard for initial consideration of $39.7 million.
Net cash of $244.5 million was provided by financing activities in 2025, whereas in 2024, net cash of $121.0 million was used for financing activities. In 2025, the Company increased net borrowings under its credit facilities by an aggregate $349.7 million, primarily to fund current-year acquisitions. Additionally, the Company funded payments of $4.3 million relating to the 2023 acquisition of substantially all of the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp., including the wholly owned subsidiary Work Equipment Ltd (collectively, “Trackless”). The Company also paid $11.5 million to acquire a previously-leased manufacturing facility, funded cash dividends of $34.1 million and share repurchases of $39.7 million, and redeemed $13.6 million of common stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. The Company also received $3.7 million from stock option exercises in 2025. In 2024, the Company paid down $76.5 million of borrowings under its revolving credit facility and $3.9 million under its term loan facility, funded cash dividends of $29.3 million and share repurchases of $6.7 million, and redeemed $6.1 million of common stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. The Company also received $2.0 million from stock option exercises in 2024.
On October 29, 2025, the Company entered into the 2025 Credit Agreement, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and an issuing lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank, and U.S. Bank National Association as syndication agents, and the other lenders and parties signatory thereto.
The 2025 Credit Agreement is a senior secured credit facility that provides the Company access to an aggregate principal amount of up to $1.5 billion, consisting of (i) a revolving credit facility in an amount up to $1.1 billion (the “Revolver”) and (ii) a delayed draw term loan facility in an amount up to $400 million (the “Term Loan”), which was drawn down on November 25, 2025 in connection with the acquisition of New Way. The Revolver provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $100 million for letters of credit. Borrowings can be made in denominations of U.S. dollars, Canadian dollars, euros, or British pounds (with borrowings in non-U.S. currencies subject to a sublimit of $550 million). In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings. Such expansion may be in the form of increases to the revolving facility commitments, or funding of incremental term loans. Borrowings under the 2025 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. The 2025 Credit Agreement matures on October 29, 2030.
The obligations of the Company under the 2025 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and secured by a first priority security interest in (i) substantially all existing and hereafter acquired domestic property and assets of the Company and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries, and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2025 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2025 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2025 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the Revolver, along with other standard fees. Applicable margin, issuance fees, and other customary expenses are payable on outstanding letters of credit.

The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end for the most recently ended four-quarter period. The Company was in compliance with all such covenants as of December 31, 2025. The 2025 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the maximum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2025 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
The 2025 Credit Agreement permits restricted payments, including dividends and stock repurchases, under certain circumstances, including, but not limited to if: (i) the Company’s leverage ratio is less than or equal to 3.25x; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2025 Credit Agreement. If its leverage ratio is more than 3.25x, the Company is still permitted to fund (1) up to $50 million of dividend payments and stock repurchases, in total, annually; and (2) additional incremental other cash payments up to the greater of $100 million or 5% of consolidated total assets (as defined in the 2025 Credit Agreement) for the term of the 2025 Credit Agreement.
The 2025 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Company may be required immediately to repay all amounts outstanding under the 2025 Credit Agreement and the commitments from the lenders may be terminated.
The 2025 Credit Agreement amended and restated the Third Amended and Restated Credit Agreement (as amended, the “2022 Credit Agreement”), which provided the Company with an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million and (ii) a term loan facility in an original amount of up to $125 million.
In connection with entering into the 2025 Credit Agreement during the year ended December 31, 2025, the Company wrote off $0.1 million of unamortized deferred financing fees associated with the 2022 Credit Agreement as a component of Interest expense, net on the Consolidated Statements of Operations, and incurred $4.4 million of new debt issuance costs. The remaining unamortized deferred financing costs are being amortized over the five-year term as a component of Interest expense, net on the Consolidated Statements of Operations.
As of December 31, 2025, there was $164.0 million of cash drawn on the Revolver, $400.0 million outstanding under the Term Loan, and $10.7 million of undrawn letters of credit under the 2025 Credit Agreement, with $925.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024
Gross borrowings	$264.3	$18.0
Gross payments	194.3	94.5
Aggregate maturities of long-term borrowings and finance lease obligations are $0.5 million in 2026, $10.4 million in 2027, $20.3 million in 2028, $20.3 million in 2029, $514.2 million in 2030, and $0.9 million thereafter. The weighted average interest rate on long-term borrowings was 4.8% at December 31, 2025.
The Company paid interest of $14.3 million in 2025 and $15.3 million in 2024.
The Company paid income taxes (net of refunds) of $64.9 million in 2025. In 2024, the Company paid income taxes of $62.4 million and received the aforementioned $14.0 million U.S. federal income tax refund.
The Company paid cash dividends to stockholders of $34.1 million in 2025 and $29.3 million in 2024. The declaration of future dividends is subject to the discretion of the Board and depends on various factors that our Board deems relevant to its analysis and decision making, including our net income, financial condition, and cash requirements.
The Company anticipates that capital expenditures for 2026 will be in the range of $45 million to $55 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs, and financial commitments.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2025:

	Payments Due by Period
(in millions of dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$564.0	$—	$30.0	$534.0	$—
Interest payments on long-term debt (a)	126.5	27.2	53.5	45.8	—
Operating lease obligations (b)	32.7	9.4	13.6	7.6	2.1
Finance lease obligations	3.0	0.6	0.9	0.5	1.0
Purchase obligations (c)	281.5	268.5	12.4	0.6	—
Pension contributions (d)	4.6	4.6	—	—	—
Contingent earn-out payments (e)	29.6	15.0	14.6	—	—
Total contractual obligations (f)	$1,041.9	$325.3	$125.0	$588.5	$3.1
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
(d)    The Company expects to contribute up to $4.6 million to the U.S. defined benefit pension plan in 2026. The Company does not currently expect to make any contributions to the non-U.S. defined benefit pension plan in 2026. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities, and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid beyond 2026.
(e)    Represents the fair value of the contingent earn-out payments associated with acquisitions. For further discussion, see Note 2 – Acquisitions and Note 18 - Fair Value Measurements in Item 8, Financial Statements and Supplementary Data.
(f)    As of December 31, 2025, the Company had a liability of approximately $1.5 million for unrecognized tax benefits, including penalties and interest. For further discussion, see Note 10 – Income Taxes in Item 8, Financial Statements and Supplementary Data. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above.
The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2025:

	Notional Amount by Expiration Period
(in millions of dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$10.7	$10.7	$—	$—
Performance and bid bonds (b)	14.1	13.2	0.9	—
Repurchase obligations (c)	11.4	1.6	4.7	5.1
Total off-balance sheet arrangements	$36.2	$25.5	$5.6	$5.1
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2025.
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
In 2025, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment, and used a combination of the income and market approaches to determine the fair value of its reporting units. The valuations were prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair values of the reporting units exceeded their carrying values by more than 60%. Therefore, no impairment was recognized.
The Company had no goodwill impairments in 2025, 2024, or 2023. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2025. However, adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material.
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
In 2025, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 45%, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2025, 2024, or 2023. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2025 was $566.6 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2025, the Company did not have any interest rate swaps outstanding. See Note 9 – Debt in Item 8, Financial Statements and Supplementary Data, for a description of the Company’s debt agreements and interest rate swaps that were in place during 2025. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2025 would increase or decrease annual interest expense by approximately $5.7 million.
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

Item 8.    Financial Statements and Supplementary Data.
FEDERAL SIGNAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
For reporting units tested for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income and market approaches. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales, operating expenses, earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and discount rates. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). No impairment was recognized in 2025.
We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the reporting unit’s historical performance as compared to projections and because the determination of reporting unit fair value was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to projected forecasts as well as the selection of market multiples applied to management’s projected sales and EBITDA estimates for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of market multiples for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the calculation of market multiples.
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
February 25, 2026

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting related to the Company’s acquired assets and operations of Waterblasting, LLC and Waterblasting Eurasia, s.r.o. (collectively, “Hog”), Scranton Manufacturing Company LLC d/b/a New Way Trucks (“New Way”), and Kinloch Equipment & Supply, Inc. (“Kinloch”), which were acquired on February 12, 2025, November 25, 2025, and December 4, 2025, respectively, and whose financial statements constitute approximately 10% of total assets and 4% of net sales of the consolidated financial statement amounts (excluding goodwill, intangible assets, and operating and finance lease right-of-use assets, which were integrated into the Company’s control environment) for the year ended December 31, 2025. Accordingly, our assessment did not include the internal control over financial reporting at Hog, New Way, and Kinloch.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2026

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions of dollars, except per share data)	2025	2024	2023
Net sales	$2,180.5	$1,861.5	$1,722.7
Cost of sales	1,549.3	1,328.5	1,272.5
Gross profit	631.2	533.0	450.2
Selling, engineering, general and administrative expenses	255.9	234.0	210.1
Amortization expense	18.4	15.0	15.2
Acquisition and integration-related expenses, net	16.0	2.6	0.4
Operating income	340.9	281.4	224.5
Interest expense, net	14.1	12.5	19.7
Pension settlement charges	—	3.8	—
Other expense, net	2.3	1.2	1.8
Income before income taxes	324.5	263.9	203.0
Income tax expense	77.9	47.6	45.6
Net income	$246.6	$216.3	$157.4
Earnings per share:
Basic	$4.06	$3.55	$2.59
Diluted	$4.01	$3.50	$2.56
Weighted average shares outstanding:
Basic	60.8	60.9	60.7
Diluted	61.5	61.7	61.5
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Net income	$246.6	$216.3	$157.4
Other comprehensive income (loss):
Change in foreign currency translation adjustment	16.7	(14.4)	5.9
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense (benefit) of $0.4, $2.5, and $(0.4), respectively	1.1	7.4	(1.1)
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.1, $(0.2), and $(0.7), respectively	0.2	(0.7)	(2.1)
Total other comprehensive income (loss)	18.0	(7.7)	2.7
Comprehensive income	$264.6	$208.6	$160.1
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions of dollars, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$63.7	$91.1
Accounts receivable, net of allowances for doubtful accounts of $2.8 and $2.6, respectively	292.2	196.4
Inventories	471.6	331.0
Prepaid expenses and other current assets	26.3	24.0
Total current assets	853.8	642.5
Properties and equipment, net	274.6	218.9
Rental equipment, net	202.7	173.2
Operating lease right-of-use assets	28.4	27.8
Goodwill	619.8	477.7
Intangible assets, net	382.9	199.7
Deferred tax assets	10.1	9.4
Deferred charges and other long-term assets	20.3	16.0
Total assets	$2,392.6	$1,765.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.5	$19.4
Accounts payable	98.0	79.0
Customer deposits	47.7	35.0
Accrued liabilities:
Compensation and withholding taxes	52.3	45.6
Current operating lease liabilities	7.9	6.8
Contingent consideration	15.0	4.2
Other current liabilities	61.0	51.8
Total current liabilities	282.4	241.8
Long-term borrowings and finance lease obligations	564.6	204.4
Long-term operating lease liabilities	21.6	21.8
Long-term pension and other post-retirement benefit liabilities	43.1	41.7
Deferred tax liabilities	71.9	58.0
Other long-term liabilities	27.0	11.4
Total liabilities	1,010.6	579.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.8 and 70.3 shares issued, respectively	70.8	70.3
Capital in excess of par value	330.4	309.8
Retained earnings	1,315.3	1,102.8
Treasury stock, at cost, 9.9 and 9.2 shares, respectively	(263.5)	(207.8)
Accumulated other comprehensive loss	(71.0)	(89.0)
Total stockholders’ equity	1,382.0	1,186.1
Total liabilities and stockholders’ equity	$2,392.6	$1,765.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Operating activities:
Net income	$246.6	$216.3	$157.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.5	65.3	60.4
Deferred financing costs	0.7	0.5	0.5
Stock-based compensation expense	15.0	15.6	13.1
Pension settlement charges	—	3.8	—
Pension-related expense, net of funding	(0.5)	(3.8)	(1.8)
Changes in fair value of contingent consideration	6.8	(0.2)	(2.1)
Amortization of interest rate swap settlement gain	—	(1.4)	(2.4)
Payments for acquisition-related activity	(0.1)	—	—
Deferred income taxes	13.9	4.9	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(26.6)	(9.0)	(6.1)
Inventories	(28.1)	(24.1)	9.8
Prepaid expenses and other current assets	0.4	(1.2)	(1.7)
Rental equipment	(55.9)	(60.3)	(44.8)
Accounts payable	3.4	12.6	(8.5)
Customer deposits	(8.7)	7.2	1.1
Accrued liabilities	4.0	6.8	15.8
Income taxes	(0.6)	(5.4)	(0.5)
Other	3.9	3.7	4.5
Net cash provided by operating activities	254.7	231.3	194.4
Investing activities:
Purchases of properties and equipment	(27.6)	(40.6)	(30.3)
Payments for acquisition-related activity, net of cash acquired	(501.0)	(39.7)	(55.0)
Other, net	0.7	1.4	1.6
Net cash used for investing activities	(527.9)	(78.9)	(83.7)
Financing activities:
Increase (decrease) in revolving lines of credit, net	70.0	(76.5)	(64.1)
Proceeds from issuance of long-term borrowings	400.0	—	—
Payments on long-term borrowings	(120.3)	(3.9)	(0.8)
Payments of debt financing fees	(4.4)	—	—
Purchases of treasury stock	(39.7)	(6.7)	(5.5)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(13.6)	(6.1)	(7.0)
Payments for acquisition-related activity	(4.3)	—	(0.5)
Cash dividends paid to stockholders	(34.1)	(29.3)	(23.8)
Proceeds from stock compensation activity	3.7	2.0	3.9
Other, net	(12.8)	(0.5)	(0.1)
Net cash provided by (used for) financing activities	244.5	(121.0)	(97.9)
Effects of foreign exchange rate changes on cash and cash equivalents	1.3	(1.3)	0.7
(Decrease) increase in cash and cash equivalents	(27.4)	30.1	13.5
Cash and cash equivalents at beginning of year	91.1	61.0	47.5
Cash and cash equivalents at end of year	$63.7	$91.1	$61.0
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions of dollars, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			157.4			157.4
Total other comprehensive income					2.7	2.7
Cash dividends declared ($0.39 per share)			(23.8)			(23.8)
Stock-based payments:
Stock-based compensation		12.4				12.4
Stock option exercises and other	0.4	7.0		(6.3)		1.1
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Stock repurchase program				(5.5)		(5.5)
Balance at December 31, 2023	70.0	291.1	915.8	(193.7)	(81.3)	1,001.9
Net income			216.3			216.3
Total other comprehensive loss					(7.7)	(7.7)
Cash dividends declared ($0.48 per share)			(29.3)			(29.3)
Stock-based payments:
Stock-based compensation		14.7				14.7
Stock option exercises and other	0.2	4.1		(3.8)		0.5
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(6.7)		(6.7)
Balance at December 31, 2024	70.3	309.8	1,102.8	(207.8)	(89.0)	1,186.1
Net income			246.6			246.6
Total other comprehensive income					18.0	18.0
Cash dividends declared ($0.56 per share)			(34.1)			(34.1)
Stock-based payments:
Stock-based compensation		14.1				14.1
Stock option exercises and other	0.2	6.8		(6.7)		0.3
Performance share unit transactions	0.3	(0.3)		(9.2)		(9.2)
Stock repurchase program				(39.8)		(39.8)
Balance at December 31, 2025	$70.8	$330.4	$1,315.3	$(263.5)	$(71.0)	$1,382.0
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
The Company’s fiscal year ends on December 31. All references to 2025, 2024, and 2023 relate to the fiscal year unless otherwise indicated.
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
New Accounting Standards Adopted in 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expands the disclosure requirements for income taxes. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company adopted this ASU prospectively effective for the year ended December 31, 2025, and has included the required disclosures in Note 10 – Income Taxes.
New Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and applicability of Topic 270. ASU 2025-11 is effective prospectively for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
The Company incurs foreign currency transaction gains or losses related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other expense, net. The Company realized foreign currency transaction gains of $0.3 million for the year ended December 31, 2025, foreign currency transaction losses of $0.9 million for the year ended December 31, 2024, and foreign currency transaction losses of $0.6 million for the year ended December 31, 2023.
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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $62.1 million in 2025, $50.3 million in 2024, and $45.2 million in 2023.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2025.
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
In 2025, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment, and used a combination of the income and market approaches to determine the fair value of its reporting units. The valuations were prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair values of the reporting units exceeded their carrying values by more than 60% and, therefore, no impairment was recognized.
The Company had no goodwill impairments in 2025, 2024, or 2023. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
In 2025, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 45%, and, therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2025, 2024, or 2023. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and typically recognized as revenue on a straight-line basis over the life of the contract. Deferred revenue associated with service-type warranty contracts was $5.0 million as of December 31, 2025, and $4.8 million as of December 31, 2024, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2024 to 2025. See Note 11 – Pension and Other Post-Employment Plans for further discussion.

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
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $13.4 million in 2025, $12.4 million in 2024, and $12.4 million in 2023, and are included within SEG&A expenses in the Consolidated Statements of Operations.
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
Under ASC 805-10, acquisition-related costs (e.g., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs are included as a component of Acquisition and integration-related expenses, net on the Consolidated Statements of Operations.
Acquisitions Completed in 2025
Acquisition of New Way
On November 25, 2025, the Company completed the acquisition of all of the outstanding equity interests of Scranton Manufacturing Company LLC d/b/a New Way Trucks (“New Way”). New Way is a leading U.S.-based designer and manufacturer of refuse collection vehicles. The Company expects the acquisition of New Way will strengthen its position as an industry-leading, diversified industrial manufacturer of specialty vehicles by expanding its product offerings, market presence, and aftermarket platform.
As the acquisition closed on November 25, 2025, the assets and liabilities of New Way have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2025, while the post-acquisition results of operations have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group. During the year ended December 31, 2025, the acquisition generated net sales of $21.2 million and operating income of $1.4 million, inclusive of purchase accounting effects.
The initial cash consideration paid by the Company to acquire New Way was approximately $413 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are expected to be finalized before the end of the second quarter of 2026. In addition, there is a contingent earn-out opportunity of up to $54.0 million, based on the achievement of certain specified financial targets over a two-year period.
As of December 31, 2025, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired intangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$413.5
Estimated fair value of additional consideration (b)	10.7
Total consideration	424.2

Cash	9.4
Accounts receivable	60.2
Inventories	89.3
Prepaid expenses and other current assets	0.6
Properties and equipment	31.9
Finance lease right-of-use assets (c)	3.9
Operating lease right-of-use assets	0.1
Customer relationships (d)	111.0
Trade names (e)	50.5
Accounts payable	(10.6)
Accrued liabilities	(9.0)
Customer deposits	(15.7)
Operating lease liabilities	(0.1)
Finance lease liabilities (c)	(1.8)
Net assets acquired	319.7

Goodwill (f)	$104.5
(a)     The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash on hand and borrowings under the Company’s credit agreement.
(b)    Represents the preliminary estimate of fair value assigned to the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2025. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(c)    Represents the preliminary fair value assigned to acquired finance lease right-of-use assets and finance lease liabilities. The preliminary weighted-average discount rate was considered to be 4.8% and the preliminary weighted-average remaining lease term was considered to be 9.3 years.
(d)    Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 15 years.
(e)    Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(f)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

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
As the acquisition closed on February 12, 2025, the assets and liabilities of Hog have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2025, while the post-acquisition results of operations have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group. The acquisition generated net sales of $65.6 million and operating income of $9.5 million during the year ended December 31, 2025.
The cash consideration paid by the Company to acquire Hog was approximately $82.5 million, inclusive of certain closing adjustments. In addition, there is a contingent earn-out payment of up to $15.0 million, which is expected to be earned in full

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
based on the achievement of certain financial targets during 2025. The contingent earn-out payment is expected to be made during the first half of 2026.
As of December 31, 2025, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired intangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation during the first quarter of 2026.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments (a)	$82.5
Estimated fair value of additional consideration (b)	11.5
Settlement of pre-existing contractual relationship (c)	0.9
Total consideration	94.9

Accounts receivable	7.0
Inventories	9.9
Prepaid expenses and other current assets	1.0
Properties and equipment	18.3
Customer relationships (d)	23.7
Trade names (e)	12.4
Other intangible assets	3.0
Accounts payable	(3.8)
Accrued liabilities	(1.2)
Customer deposits	(5.4)
Net assets acquired	64.9

Goodwill (f)	$30.0
(a)     The purchase price was funded through existing cash on hand and borrowings under the Company’s credit agreement. The purchase price includes an amount of $10.0 million, which was paid by the Company at closing and placed into an escrow account. Based on Hog’s financial results for the year ended December 31, 2025, the amount placed in escrow is expected to be released to the former owner of Hog during the first half of 2026. The Company assigned a fair value to this contingent consideration of $10.0 million as of the acquisition date.
(b)    Represents the estimate of fair value assigned to the contingent earn-out payment as of the acquisition date. During the year ended December 31, 2025, the Company increased the Hog contingent earn-out liability to $15.0 million, which is included as a current liability in Contingent consideration on the Consolidated Balance Sheet as of December 31, 2025. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
(f)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisition of Kinloch Equipment & Supply, Inc.
On December 4, 2025, the Company acquired certain assets and operations of Kinloch Equipment & Supply, Inc. (“Kinloch”), a distributor of maintenance and infrastructure equipment in Texas, for cash consideration of $14.9 million. As the acquisition closed on December 4, 2025, the assets and liabilities of Kinloch have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2025, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The assets acquired and liabilities assumed in the Kinloch acquisition have been measured at their estimated fair values as of the acquisition date, resulting in approximately $2.5 million of goodwill, which is deductible for tax purposes. Due to the timing of the acquisition, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates. The acquisition was not, and would not have been, material to the Company’s net sales, results of operations or total assets during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, pro-forma results are not presented.
Acquisitions Completed in 2024
Acquisition of Standard Equipment
On October 4, 2024, the Company completed the acquisition of substantially all the assets and operations of Standard Equipment Company (“Standard”). Standard is a leading distributor of specialty maintenance and infrastructure equipment for municipal and industrial markets in parts of Illinois and Indiana.
The initial cash consideration paid by the Company to acquire Standard was approximately $39.6 million, inclusive of certain closing adjustments. In addition, there is a contingent earn-out payment of up to $4.8 million that is based on the achievement of certain financial targets over a specified performance period.
During the year ended December 31, 2025, the Company finalized the Standard purchase price allocation and recognized certain measurement period adjustments, which did not have material impact on the carrying value of Goodwill previously recognized as of December 31, 2024 or on the Company’s Consolidated Statements of Operations for the year ended December 31, 2025.
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
(b)     Represents the estimate of the fair value of the contingent earn-out payment as of the acquisition date. During the year ended December 31, 2025, the Company increased the Standard contingent earn-out liability to $3.9 million, which is included in Other long-term liabilities on the Consolidated Balance Sheets. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
The initial cash consideration paid by the Company to acquire Trackless was C$56.3 million (approximately $41.9 million as of the acquisition date), which was funded through existing cash and borrowings under the Company’s credit agreement. During the year ended December 31, 2025, the Company paid additional consideration of C$6.0 million (approximately $4.4 million) to settle the contingent consideration liability associated with the acquisition. The contingent consideration was based on the achievement of specified financial results over the two-year period following the closing of the acquisition. Of the $4.4 million of additional consideration paid, $0.1 million has been included as a component of Net cash provided by operating activities within the Consolidated Statement of Cash Flows, with the remaining $4.3 million, representing the fair value of the contingent consideration established in the Company’s purchase price allocation, being included as a component of Net cash used for financing activities.
During the year ended December 31, 2024, the Company finalized the purchase price allocation for the Trackless acquisition.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(a)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, which was included as a current liability in Contingent consideration on the Consolidated Balance Sheet as of December 31, 2024. During the year ended December 31, 2025, the Company settled the contingent consideration liability associated with the acquisition. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
(a)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Environmental Solutions
Vehicles and equipment (a)	$1,434.8	$1,213.8	$1,120.9
Parts	265.8	232.2	217.0
Rental income (b)	72.9	61.7	55.2
Other (c)	64.0	49.4	44.8
Total net sales	1,837.5	1,557.1	1,437.9
Safety and Security Systems
Public safety and security equipment	222.9	192.6	173.2
Industrial signaling equipment	70.3	69.4	71.9
Warning systems	49.8	42.4	39.7
Total net sales	343.0	304.4	284.8
Total net sales	$2,180.5	$1,861.5	$1,722.7
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents revenues from vehicle and equipment lease arrangements with customers, recognized in accordance with ASC 842.
(c)    Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within two to eight months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $53.1 million as of December 31, 2025 and $38.8 million as of December 31, 2024. The increase in contract liabilities was primarily due to the acquisitions of New Way and Hog. Contract assets, such as unbilled receivables, were insignificant as of any of the periods presented herein.
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
In connection with acquisitions completed in recent years, the Company has entered into certain lease agreements for facilities owned by affiliates of the sellers. All lease agreements contain an annual rent that is considered to be market-based. Total rent paid under these arrangements was $1.5 million in 2025, $2.0 million in 2024, and $2.3 million in 2023. The Company’s total lease liabilities under these agreements were $5.6 million as of December 31, 2025 and $16.2 million as of December 31, 2024. The decrease in these lease liabilities is primarily due to the exercise of a purchase option included in the lease agreement of one of our U.S. manufacturing facilities, as discussed in the Other Finance Lease Considerations section below.
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
The following table summarizes the Company’s total operating lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions of dollars)	For the Years Ended December 31,
	2025	2024	2023
Total operating lease costs (a)	$13.3	$12.9	$12.7

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	8.3	8.5	8.4
(a)     Includes short-term leases and variable lease costs.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions of dollars)	2025	2024	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets (a)	$28.4	$27.8	Operating lease right-of-use assets
Finance lease right-of-use assets (b)	4.7	12.9	Properties and equipment, net
Total lease right-of-use assets	$33.1	$40.7

Liabilities
Current:
Operating leases	$7.9	$6.8	Current operating lease liabilities
Finance leases	0.5	12.4	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	21.6	21.8	Long-term operating lease liabilities
Finance leases	2.1	0.5	Long-term borrowings and finance lease obligations
Total lease liabilities	$32.1	$41.5
(a)    Right-of-use assets obtained in exchange for new operating lease liabilities was $7.9 million for the year ended December 31, 2025 and $16.9 million for the year ended December 31, 2024.
(b)    Right-of-use assets obtained in exchange for new finance lease liabilities was $1.8 million for the year ended December 31, 2025 and $11.5 million for the year ended December 31, 2024.
The weighted-average remaining lease terms and discount rates of the Company’s operating leases were as follows:

	2025	2024
Weighted-average remaining lease term of operating leases	4.4 years	5.0 years
Weighted-average discount rate of operating leases	4.1%	3.9%
Maturities of lease liabilities as of December 31, 2025 were as follows:

(in millions of dollars)	Operating Leases	Finance Leases
2026	$8.9	$0.6
2027	7.4	0.5
2028	6.1	0.4
2029	4.7	0.3
2030	3.0	0.2
Thereafter	2.1	1.0
Total lease payments	32.2	3.0
Less: Imputed interest	2.7	0.4
Present value of lease liabilities	$29.5	$2.6
Other Finance Lease Considerations
In the fourth quarter of 2024, the Company provided notice to the lessor of one of its leased U.S. manufacturing facilities of its intent to exercise the $11.5 million purchase option included in the lease agreement. The Company remeasured the corresponding lease liability, adjusted the right-of-use asset, and reassessed the lease classification, resulting in a change in classification from an operating lease to a finance lease in the fourth quarter of 2024. As of December 31, 2024, the related finance lease right-of-use asset was $11.3 million and the finance lease liability was $11.5 million. The associated impact on the Company’s Consolidated Statement of Operations for the year ended December 31, 2024 was insignificant. The weighted average discount rate was 4.9%. The purchase was completed on February 10, 2025. As of the purchase date, the related finance lease right-of-use asset, net, was approximately $11.3 million and the finance lease liability was $11.5 million. The cash outflow of approximately $11.5 million related to the facility purchase is reflected as a component of Other, net within the financing activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2025.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the supplemental noncash investing and financing activities related to this facility purchase and certain other finance lease-related activities:

For the Year Ended December 31,
(in millions)	2025
Purchase of properties and equipment through exchange of finance lease right-of-use asset	$12.0
Derecognition of right-of-use asset	(12.0)
NOTE 5 — INVENTORIES
The following table summarizes the components of Inventories:

(in millions of dollars)	2025	2024
Finished goods	$190.2	$129.4
Raw materials	237.7	171.9
Work in process	43.7	29.7
Total inventories	$471.6	$331.0
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of Properties and equipment, net:

(in millions of dollars)	2025	2024
Land	$27.4	$18.9
Buildings and improvements	177.7	148.4
Machinery and equipment	277.5	239.0
Total property and equipment, at cost	482.6	406.3
Less: Accumulated depreciation	208.0	187.4
Properties and equipment, net	$274.6	$218.9
NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of Rental equipment, net:

(in millions of dollars)	2025	2024
Rental equipment	$271.9	$226.5
Less: Accumulated depreciation	69.2	53.3
Rental equipment, net	$202.7	$173.2
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $72.9 million in 2025, $61.7 million in 2024, and $55.2 million in 2023.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions of dollars)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2023	$361.9	$110.8	$472.7
Acquisitions, including measurement period adjustments	8.0	—	8.0
Translation adjustments	(1.1)	(1.9)	(3.0)
Balance at December 31, 2024	368.8	108.9	477.7
Acquisitions, including measurement period adjustments	137.3	—	137.3
Translation adjustments	0.7	4.1	4.8
Balance at December 31, 2025	$506.8	$113.0	$619.8
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2025			2024
(in millions of dollars)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$300.9	$(98.2)	$202.7	$165.7	$(80.7)	$85.0
Other (a)	10.3	(6.0)	4.3	7.2	(4.9)	2.3
Total definite-lived intangible assets	311.2	(104.2)	207.0	172.9	(85.6)	87.3
Indefinite-lived intangible assets:
Trade names	171.6	—	171.6	108.1	—	108.1
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	175.9	—	175.9	112.4	—	112.4
Total intangible assets	$487.1	$(104.2)	$382.9	$285.3	$(85.6)	$199.7
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 13 years and 9 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 13 years.
The Company currently estimates that aggregate amortization expense will be approximately $25.3 million in 2026, $24.5 million in 2027, $23.9 million in 2028, $18.5 million in 2029, $15.4 million in 2030, and $99.4 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, including those associated with the January 2026 acquisition of all of the outstanding equity interests of Mega Equipment LLC (“Mega”), changes in foreign currency rates, measurement period adjustments for recent acquisitions, impairment of intangible assets, and other events.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions of dollars)	2025	2024
2022 Credit Agreement	$—	$210.9
2025 Credit Agreement	564.0	—
Finance lease obligations	2.6	12.9
Total long-term borrowings and finance lease obligations, including current portion	566.6	223.8
Less: Current maturities	—	7.0
Less: Current finance lease obligations	0.5	12.4
Less: Unamortized debt issuance costs	1.5	—
Total long-term borrowings and finance lease obligations	$564.6	$204.4
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2025		2024
(in millions of dollars)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings and finance lease obligations (a)	$566.6	$566.6	$223.8	$223.8
(a)    Includes current portions of long-term borrowings and finance lease obligations aggregating to $0.5 million as of December 31, 2025 and $19.4 million as of December 31, 2024.
On October 29, 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2025 Credit
Agreement”), by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and an issuing lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank, and U.S. Bank National Association as syndication agents, and the other lenders and parties signatory thereto.
The 2025 Credit Agreement is a senior secured credit facility that provides the Company access to an aggregate principal amount of up to $1.5 billion, consisting of (i) a revolving credit facility in an amount up to $1.1 billion (the “Revolver”) and (ii) a delayed draw term loan facility in an amount up to $400 million (the “Term Loan”), which was drawn down on November 25, 2025 in connection with the acquisition of New Way. The Revolver provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $100 million for letters of credit. Borrowings can be made in denominations of U.S. dollars, Canadian dollars, euros, or British pounds (with borrowings in non-U.S. currencies subject to a sublimit of $550 million). In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings. Such expansion may be in the form of increases to the revolving facility commitments, or funding of incremental term loans. Borrowings under the 2025 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. The 2025 Credit Agreement matures on October 29, 2030.
The obligations of the Company under the 2025 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and secured by a first priority security interest in (i) substantially all existing and hereafter acquired domestic property and assets of the Company and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries, and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2025 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2025 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2025 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
between 0.10% to 0.25% per annum on the unused portion of the Revolver, along with other standard fees. Applicable margin, issuance fees, and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end for the most recently ended four-quarter period. The Company was in compliance with all such covenants as of December 31, 2025. The 2025 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the maximum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2025 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
The 2025 Credit Agreement permits restricted payments, including dividends and stock repurchases, under certain circumstances, including, but not limited to if: (i) the Company’s leverage ratio is less than or equal to 3.25x; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2025 Credit Agreement. If its leverage ratio is more than 3.25x, the Company is still permitted to fund (1) up to $50 million of dividend payments and stock repurchases, in total, annually; and (2) additional incremental other cash payments up to the greater of $100 million or 5% of consolidated total assets (as defined in the 2025 Credit Agreement) for the term of the 2025 Credit Agreement.
The 2025 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Company may be required immediately to repay all amounts outstanding under the 2025 Credit Agreement and the commitments from the lenders may be terminated.
The 2025 Credit Agreement amended and restated the Third Amended and Restated Credit Agreement (as amended, the
“2022 Credit Agreement”), which provided the Company with an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million and (ii) a term loan facility in an original amount of up to $125 million.
In connection with entering into the 2025 Credit Agreement during the year ended December 31, 2025, the Company wrote off $0.1 million of unamortized deferred financing fees associated with the 2022 Credit Agreement as a component of Interest expense, net on the Consolidated Statements of Operations, and incurred $4.4 million of new debt issuance costs. The remaining unamortized deferred financing costs are being amortized over the five-year term as a component of Interest expense, net on the Consolidated Statements of Operations.
As of December 31, 2025, there was $164.0 million of cash drawn on the Revolver, $400.0 million outstanding under the Term Loan, and $10.7 million of undrawn letters of credit under the 2025 Credit Agreement, with $925.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Gross borrowings	$264.3	$18.0	$134.3
Gross payments	194.3	94.5	198.4
Aggregate maturities of long-term borrowings and finance lease obligations are $0.5 million in 2026, $10.4 million in 2027, $20.3 million in 2028, $20.3 million in 2029, $514.2 million in 2030, and $0.9 million thereafter. The weighted average interest rate on long-term borrowings was 4.8% at December 31, 2025.
The Company paid interest of $14.3 million in 2025, $15.3 million in 2024, and $22.8 million in 2023.
Interest Rate Swap
On October 21, 2022, the Company entered into an interest rate swap (the “2022 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2022 Swap, which was designated as a cash flow hedge, matured on October 31, 2025.

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
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified into the Consolidated Statements of Operations as a component of Interest expense, net in the same period in which the hedged transaction affects earnings. Hedge effectiveness is assessed quarterly. The Company does not use derivative instruments for trading or speculative purposes.
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheets.
There were no outstanding interest rate swaps as of December 31, 2025. As of December 31, 2024, the fair value of the Company’s interest rate swaps was a liability of $0.3 million, which was included in Other current liabilities on the Consolidated Balance Sheet. Unrealized pre-tax gains and losses on the interest rate swaps, which were recorded in Accumulated other comprehensive loss, included a pre-tax gain of $0.3 million during the year ended December 31, 2025, a pre-tax gain of $0.5 million during the year ended December 31, 2024, and a pre-tax loss of $0.4 million during the year ended December 31, 2023. No ineffectiveness was recorded in any of the periods presented.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and was amortized into earnings ratably through the original maturity date of July 30, 2024 as a component of Interest expense, net on the Consolidated Statements of Operations. The Company recognized non-cash settlement gains as a component of Interest expense, net on the Consolidated Statements of Operations of $1.4 million for the year ended December 31, 2024 and $2.4 million for the year ended December 31, 2023. There were no remaining unrealized settlement gains as of December 31, 2024.
NOTE 10 — INCOME TAXES
The following table summarizes the components of Income tax expense:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Current tax expense:
Federal	$43.8	$30.7	$33.7
Foreign	8.1	5.2	3.1
State and local	12.1	6.8	9.1
Total current tax expense	64.0	42.7	45.9
Deferred tax expense (benefit):
Federal	11.5	0.8	—
Foreign	1.1	2.5	(0.5)
State and local	1.3	1.6	0.2
Total deferred tax expense (benefit)	13.9	4.9	(0.3)
Total income tax expense	$77.9	$47.6	$45.6
The following table summarizes Income before income taxes:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
U.S.	$288.8	$234.5	$176.6
Non-U.S.	35.7	29.4	26.4
Income before income taxes	$324.5	$263.9	$203.0
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate for the year ended December 31, 2025:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	2025
	Dollars (in millions)	Percentages
Statutory federal income tax rate	$68.2	21.0%
State and local income taxes, net of federal income tax benefit (a)	11.4	3.5
Foreign tax effects	1.7	0.6
Effect of cross-border tax laws
Foreign-based intangible income	(2.7)	(0.8)
Other	0.4	0.1
Tax credits	(0.6)	(0.2)
Nontaxable or nondeductible items
Executive compensation limitation	4.5	1.4
Changes in unrecognized tax benefits	0.3	0.1
Other adjustments
Excess tax benefits from stock compensation activity	(5.1)	(1.6)
Other	(0.2)	(0.1)
Effective income tax rate	$77.9	24.0%
(a)    In 2025, state income taxes in Illinois, California, Minnesota, Florida, New Jersey, and Michigan made up the majority (greater than 50%) of the tax effect in this category.
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.0	3.8
Valuation allowance	(0.2)	(0.1)
Worthless stock deduction benefits	(6.0)	—
Remeasurement of deferred taxes	0.1	(0.1)
Foreign derived intangible income	(1.0)	(1.7)
Executive compensation limitation	1.5	1.5
Foreign tax rate effects	0.6	0.7
Excess tax benefits from stock compensation activity	(1.9)	(1.9)
Other, net	(0.1)	(0.7)
Effective income tax rate	18.0%	22.5%
Summary
On July 4, 2025, H.R.1, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes a broad range of tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new legislation did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.
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
In the first quarter of 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the refund claim, net of taxes on the associated interest, for the year ended December 31, 2024. Following the receipt of the U.S. federal income tax refund of $14.0 million, including additional interest, during the second quarter of 2024, the Company began amending applicable state tax returns to reflect the worthless stock deduction, which resulted in the recognition of additional discrete state tax benefits aggregating to $2.9 million, net of federal tax effects, for the year ended December 31, 2024.
The Company recognized income tax expense of $77.9 million for the year ended December 31, 2025, compared to $47.6 million for the year ended December 31, 2024. The increase in income tax expense in 2025 was primarily due to higher pre-tax income levels and the non-recurrence of the aforementioned $15.9 million of discrete tax benefits, which were recognized in the prior-year period. Including these items, the Company’s effective tax rate for the year ended December 31, 2025 was 24.0%, compared to 18.0% in 2024.
The Company recognized income tax expense of $47.6 million for the year ended December 31, 2024, compared to $45.6 million for the year ended December 31, 2023. The increase in income tax expense in 2024 was primarily due to higher earnings, partially offset by the aforementioned $15.9 million of discrete tax benefits, and the recognition of $5.1 million in excess tax benefits associated with stock-based compensation activity. Including these items, the Company’s effective tax rate for the year ended December 31, 2024 was 18.0%, compared to 22.5% in 2023. The Company’s income tax expense and effective tax rate for the year ended December 31, 2023 also included the effects of the recognition of $3.9 million in excess tax benefits associated with stock-based compensation activity.
The following table summarizes income taxes paid (net of refunds) in the year ended December 31, 2025:

(in millions of dollars)	2025
Federal	$49.4
State	8.5
Foreign	7.0
Total income taxes paid (net of refunds)	$64.9
Income taxes paid (net of refunds) in the year ended December 31, 2025 exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in millions of dollars)	2025
Foreign
Canada	$6.5
In 2024, the Company paid income taxes of $62.4 million and received the aforementioned $14.0 million U.S. federal income tax refund. In 2023, the Company paid income taxes of $46.2 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Deferred Taxes
The following table summarizes the Company’s deferred tax assets and liabilities:

(in millions of dollars)	2025	2024
Deferred tax assets:
Properties and equipment	$5.1	$3.2
Accrued expenses	40.9	40.1
Stock-based compensation	3.6	3.5
Net operating loss and tax credit carryforwards	10.8	11.0
Goodwill and intangibles	5.6	4.9
Pension benefits	13.5	14.5
Gross deferred tax assets	79.5	77.2
Valuation allowance	(0.1)	(0.1)
Total deferred tax assets	79.4	77.1
Deferred tax liabilities:
Properties and equipment	(63.1)	(48.6)
Pension benefits	(13.3)	(12.8)
Goodwill and intangibles	(61.5)	(62.4)
Other	(3.3)	(1.9)
Gross deferred tax liabilities	(141.2)	(125.7)
Net deferred tax liabilities	$(61.8)	$(48.6)
The deferred tax asset for net operating loss and tax credit carryforwards at December 31, 2025 includes state net operating loss carryforwards of $2.0 million, which will begin to expire in 2028, and foreign net operating loss carryforwards of $8.8 million, which have an indefinite carryforward period.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2024 included state net operating loss carryforwards of $2.8 million and foreign net operating loss carryforwards of $8.2 million.
The $79.4 million of deferred tax assets at December 31, 2025 is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2025. Should the Company determine that it is not more-likely-than-not to be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Generally, the Company has considered cash and cash equivalents held by subsidiaries outside the U.S. to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. As of December 31, 2025, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. It is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.
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
As of December 31, 2025, the Company’s valuation allowance was $0.1 million, which represents the estimated amount of state net operating loss carryforwards that are not more-likely-than not to be realized prior to expiration.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions of dollars)	2025	2024	2023
Balance at January 1	$0.7	$12.5	$1.2
Increases as a result of tax positions taken in the current year	—	—	11.8
Decreases from prior period positions	—	(11.8)	(0.5)
Foreign currency translation	0.1	—	—
Balance at December 31	$0.8	$0.7	$12.5
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recognized in each of the three years in the period ended December 31, 2025 were insignificant. Accruals for interest and penalties of $0.7 million as of December 31, 2025 and $0.4 million as of December 31, 2024 were included in the Consolidated Balance Sheets, but are not included in the table above. Liabilities for unrecognized tax benefits, including interest and penalties, were $1.5 million as of December 31, 2025 and $1.2 million as of December 31, 2024, and were included within Other long-term liabilities on the Consolidated Balance Sheets. These liabilities would impact the Company’s effective tax rate, if recognized. The Company does not expect any significant change to its unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with the tax authorities within the next twelve months.
Status of Tax Returns
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2022 through 2024 tax years generally remain subject to examination by federal tax authorities, whereas the 2021 through 2024 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2020 through 2024 generally remain subject to examination by their respective tax authorities.
NOTE 11 — PENSION AND OTHER POST-EMPLOYMENT PLANS
Defined Benefit Pension Plans
The Company and its subsidiaries sponsor two defined benefit pension plans covering certain salaried and hourly employees. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. These plans have been closed to new participants for a number of years and became fully frozen in 2016.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes net periodic pension expense (benefit) for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023	2025	2024	2023
Company-sponsored plans:
Service cost	$—	$—	$—	$0.4	$0.2	$0.1
Interest cost	5.5	5.8	6.1	1.5	1.4	1.5
Expected return on plan assets	(5.6)	(7.2)	(7.5)	(1.9)	(2.2)	(2.1)
Amortization of prior service costs	—	—	—	0.1	0.1	0.1
Amortization of actuarial losses	2.5	2.1	1.3	0.6	0.9	1.0
Settlement charges	—	3.8	—	—	—	—
Net periodic pension expense (benefit)	$2.4	$4.5	$(0.1)	$0.7	$0.4	$0.6
The items that comprise Net periodic pension expense (benefit), other than service cost and settlement charges, are included as a component of Other expense, net on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.8%	5.4%	5.7%	5.4%	4.5%	4.8%
Expected long-term rate of return on plan assets	7.0%	7.6%	7.2%	5.1%	6.0%	6.1%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2025	2024	2025	2024
Benefit obligation, beginning of year	$100.4	$111.5	$27.1	$33.5
Service cost	—	—	0.4	0.2
Interest cost	5.5	5.8	1.5	1.4
Actuarial loss (gain)	2.2	(2.0)	0.1	(4.9)
Benefits and expenses paid	(8.1)	(8.1)	(3.0)	(2.6)
Settlement payments	—	(6.8)	—	—
Foreign currency translation	—	—	2.1	(0.5)
Benefit obligation, end of year	$100.0	$100.4	$28.2	$27.1
Accumulated benefit obligation, end of year	$100.0	$100.4	$28.2	$27.1

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2025	2024	2025	2024
Discount rate	5.6%	5.8%	5.4%	5.4%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2025	2024	2025	2024
Fair value of plan assets, beginning of year	$81.7	$88.5	$37.4	$38.6
Actual return on plan assets (a)	7.3	3.5	1.8	1.8
Company contribution	3.6	4.6	—	0.3
Benefits and expenses paid	(8.1)	(8.1)	(3.0)	(2.6)
Settlement payments	—	(6.8)	—	—
Foreign currency translation	—	—	2.8	(0.7)
Fair value of plan assets, end of year	$84.5	$81.7	$39.0	$37.4
(a)    Actual return on plan assets of the U.S. benefit plan was net of fees, commissions, and other expenses paid from plan assets of $1.4 million for the year ended December 31, 2025 and $1.6 million for the year ended December 31, 2024.
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.
Following is a description of the valuation methodologies used for assets measured at fair value for the U.S. benefit plan:
•Cash and cash equivalents are comprised of cash on deposit and a money market fund, which invests principally in short-term instruments. The money-market fund is valued at the net asset value (“NAV”) of the shares in the fund.
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
Following is a description of the valuation methodologies used for assets measured at fair value for the non-U.S. benefit plan:
•Cash and cash equivalents are comprised of cash on deposit and a money market fund, which invests principally in short-term instruments. The money-market fund is valued at the NAV of the shares in the fund.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2025				2024
(in millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9	$—	$—	$2.9	$1.9	$—	$—	$1.9
Equity investments:
U.S. Large Cap	11.4	—	—	11.4	10.7	—	—	10.7
U.S. Small and Mid Cap	19.6	—	—	19.6	15.1	—	—	15.1
Developed international	5.5	0.2	—	5.7	2.6	0.2	—	2.8
Emerging markets	4.4	1.3	—	5.7	3.2	1.1	—	4.3
Fixed income investments:
Government securities	0.4	—	—	0.4	—	—	—	—
Asset-backed securities	—	0.1	—	0.1	—	0.1	—	0.1
Corporate bonds	—	38.2	—	38.2	—	46.3	—	46.3
Total assets at fair value (a)	$44.2	$39.8	$—	$84.0	$33.5	$47.7	$—	$81.2
(a)     Total assets at fair value in the table above exclude a net receivable of $0.5 million at December 31, 2025 and $0.5 million at December 31, 2024.

	Non-U. S. Benefit Plan
	2025				2024
(in millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$20.7	$—	$21.0	$0.5	$20.9	$—	$21.4
Diversified investment funds (a)	—	12.4	—	12.4	—	10.9	—	10.9
Fixed income investments:
Corporate bonds	—	5.6	—	5.6	—	5.1	—	5.1
Total assets at fair value	$0.3	$38.7	$—	$39.0	$0.5	$36.9	$—	$37.4
(a)     These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for its U.S. and non-U.S. benefit plans, which are designed to achieve certain target asset allocations depending on the plans’ relative funded status.
As of December 31, 2025, the target asset allocations for the U.S. benefit plan are (i) between 48% and 68% in fixed-income investments, (ii) between 30% and 50% in equity investments and (iii) between 0% and 20% in cash and cash equivalents.
As of December 31, 2025, the target asset allocations for the non-U.S. benefit plan assets are broadly characterized as a mix of approximately 85% in fixed-income investments and approximately 15% in equity investments.
The following summarizes the funded status of the Company’s benefit plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2025	2024	2025	2024
Fair value of plan assets, end of year	$84.5	$81.7	$39.0	$37.4
Benefit obligation, end of year	100.0	100.4	28.2	27.1
Funded status, end of year	$(15.5)	$(18.7)	$10.8	$10.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the amounts recognized within the Company’s Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2025	2024	2025	2024
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$10.8	$10.3
Long-term pension and other post-retirement benefit liabilities	(15.5)	(18.7)	—	—
Net (liability) asset recorded	$(15.5)	$(18.7)	$10.8	$10.3
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$54.4	$56.4	$11.2	$10.6
Prior service costs	—	—	1.8	1.8
Net amount recognized, pre-tax	$54.4	$56.4	$13.0	$12.4
As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $3.1 million of the actuarial losses and $0.2 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2026.
The Company currently expects to contribute up to $4.6 million to the U.S. benefit plan in 2026. The Company does not currently expect to make any contributions to the non-U.S. benefit plan in 2026. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities, and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions of dollars)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2026	$8.7	$2.5
2027	8.7	2.5
2028	8.6	2.5
2029	8.5	2.4
2030	8.4	2.4
2031-2035	39.2	10.5
Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $14.2 million in 2025, $13.0 million in 2024, and $11.4 million in 2023.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. Deferred compensation liabilities were $26.9 million as of December 31, 2025 and $23.6 million as of December 31, 2024, and were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2025, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $24.8 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers that include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2025, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $11.4 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates that include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of December 31, 2025, the total amount of future payments guaranteed under these agreements was approximately $4.1 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions of dollars)	2025	2024
Balance at January 1	$9.8	$9.6
Provisions to expense	7.0	8.4
Acquisitions	1.9	—
Payments	(6.7)	(8.2)
Balance at December 31	$12.0	$9.8
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
Hearing Loss Litigation
Between 1999 and 2017, the Company was sued for monetary damages by multiple firefighters claiming that exposure to the Company’s sirens impaired their hearing and that the sirens were therefore defective. The Company has vigorously defended itself against these claims, obtaining many jury verdicts in its favor and settling some for nominal amounts. In 2018, counsel for the remaining plaintiffs requested that the Company consider settlement, and on November 4, 2019, the parties executed a global settlement agreement pursuant to which the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement, and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. As of December 31, 2025, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2025, 2024, and 2023 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2025, 2024, and 2023, options to purchase 0.1 million, 0.1 million, and 0.1 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

	For the Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net income	$246.6	$216.3	$157.4

Weighted average shares outstanding — Basic	60.8	60.9	60.7
Dilutive effect of common stock equivalents	0.7	0.8	0.8
Weighted average shares outstanding — Diluted	61.5	61.7	61.5

Earnings per share:
Basic	$4.06	$3.55	$2.59
Diluted	4.01	3.50	2.56

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock, and other stock-based awards or units to key employees and directors. The plan, as amended, authorizes the grant of up to 11.0 million shares or units through April 2030. At December 31, 2025, approximately 3.8 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $15.0 million in 2025, $15.6 million in 2024, and $13.1 million in 2023. The related income tax benefits recognized in earnings were $1.8 million in 2025, $2.3 million in 2024, and $2.0 million in 2023.
Stock Options
Stock options vest ratably (i.e. one-third annually) over the three years from the date of the grant. The cost of stock options, based on their fair value at the date of grant, is charged to expense over the respective vesting periods. Stock options generally become exercisable at a rate of one-third annually and in full on the third anniversary date. Under the plan, all options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company has historically settled all such options in common stock and intends to continue to do so. Stock options do not have voting or dividend rights until such time that the options are exercised and shares have been issued.
The weighted average fair value of options granted during the year was $30.70 in 2025, $29.34 in 2024, and $17.44 in 2023.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2025	2024	2023
Expected dividend yield	0.7%	0.6%	0.8%
Expected volatility	32.8%	31.6%	32.7%
Risk-free interest rate	4.0%	4.6%	3.3%
Expected option life in years	5.6	5.4	5.6
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2025	2024	2023	2025	2024	2023
Outstanding, at beginning of year	1.0	1.0	1.2	$36.58	$31.65	$27.40
Granted	0.1	0.1	0.1	86.58	82.58	51.81
Exercised	(0.2)	(0.1)	(0.3)	35.79	29.10	23.70
Forfeited	—	—	—	76.58	48.29	41.45
Outstanding, at end of year	0.9	1.0	1.0	$41.69	$36.58	$31.65
Exercisable, at end of year	0.7	0.8	0.7	$31.87	$29.21	$26.35
At December 31, 2025, options that have vested and are expected to vest totaled 0.9 million shares, with a weighted average exercise price of $41.58, and represent the sum of 0.7 million vested (or exercisable) options and 0.2 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2025.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes information for stock options outstanding as of December 31, 2025 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
10.01 — 15.00	0.0	0.3	$12.66	0.0	$12.66
15.01 — 20.00	0.1	1.4	17.02	0.1	17.02
20.01 — 25.00	0.1	2.4	23.14	0.1	23.14
25.01 — 30.00	0.2	3.8	27.59	0.2	27.59
35.01 — 40.00	0.1	6.3	35.80	0.1	35.80
40.01 — 45.00	0.1	5.2	42.86	0.1	42.86
50.01 — 55.00	0.1	7.3	51.81	0.1	51.81
80.01 — 85.00	0.1	8.3	82.32	0.0	82.32
85.01 — 90.00	0.1	9.3	86.58	0.0	86.45
95.01 — 100.00	0.0	8.6	95.06	0.0	95.06
	0.9	5.0	$41.69	0.7	$31.87
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2025 was $62.8 million and $56.7 million, respectively. The total intrinsic value of stock options exercised was $11.6 million, $6.5 million, and $9.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The related tax benefits were $2.8 million, $1.6 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash received from the exercise of stock options was $3.7 million, $2.0 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The total compensation expense related to all stock option compensation plans was $2.6 million, $2.3 million, and $2.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $3.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes restricted stock activity in each of the three years in the period ended December 31, 2025:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2022	0.3	$34.93
Granted	—	52.76
Vested	(0.1)	30.44
Forfeited	—	39.23
Outstanding and non-vested, at December 31, 2023	0.2	$43.03
Granted	0.1	83.69
Vested	(0.1)	43.83
Forfeited	—	44.68
Outstanding and non-vested, at December 31, 2024	0.2	$53.18
Granted	—	87.69
Vested	(0.1)	37.20
Forfeited	—	71.50
Outstanding and non-vested, at December 31, 2025	0.1	$72.79
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2025, 2024, and 2023 was $2.7 million, $2.4 million, and $3.5 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $3.8 million, $3.9 million, and $4.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $4.1 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.8 years.
Performance Awards
In each of the three years in the period ended December 31, 2025, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The PSUs granted in 2025 have a three-year performance period ending December 31, 2027, in which the Company must achieve a certain cumulative EPS and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718, Compensation — Stock Compensation (“ASC 718”). The percentage of shares earned under these two performance conditions may be subject to a further 20% modifier, for a maximum potential payout of 240% of target, determined by comparing the Company’s total stockholder return (“TSR”) over a multi-year performance period, relative to that of the S&P 600 Capital Goods Index. The TSR modifier, which is a market condition under ASC 718, will only apply if the Company’s TSR performance over the performance period is in the top or bottom quartile of the S&P 600 Capital Goods Index. If earned, these shares would vest on December 31, 2027.
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
The PSUs granted in 2023 had a three-year performance period ending December 31, 2025, in which the Company had to achieve a certain cumulative EPS and a certain average ROIC, which are performance conditions per ASC 718. The percentage of shares earned under these two performance conditions were subject to a further 20% modifier, for a maximum potential

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
payout of 240% of target, determined by comparing the Company’s TSR over a multi-year performance period, relative to that of the constituent companies of the S&P 600 Capital Goods Index. The PSUs granted in 2023 became fully vested on December 31, 2025. Based on the achievement against targets over the three-year performance period, 200% of shares were earned under the two performance conditions. Because the Company’s TSR over the performance period was not in the top or bottom quartile of the S&P Capital Goods 600 Index, the TSR modifier did not apply, resulting in 200% of the overall target shares being earned. The underlying shares will be issued to participants in the first quarter of 2026.
The cost of PSUs, based on their grant date fair value, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2025 for the 2023 grants, the three-year period ended December 31, 2026 for the 2024 grants, and the three-year period ended December 31, 2027 for the 2025 grants. As the PSUs granted in 2025, 2024, and 2023 contain a market condition, the Company utilized a Monte Carlo simulation model to determine the respective grant date fair values, using the following assumptions:

PSUs granted in 2025	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for Federal Signal Corporation and the Applicable S&P Index
Federal Signal Corporation	30.6%	0.7%	3.8%	42.8%
Peer Group within S&P 600 Capital Goods Index	40.7%	n/a	3.8%	n/a

PSUs granted in 2024	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for Federal Signal Corporation and the Applicable S&P Index
Federal Signal Corporation	26.9%	0.6%	4.8%	40.9%
Peer Group within S&P 600 Capital Goods Index	40.3%	n/a	4.8%	n/a

PSUs granted in 2023	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for Federal Signal Corporation and the Applicable S&P Index
Federal Signal Corporation	29.8%	0.8%	3.6%	48.0%
Peer Group within S&P 600 Capital Goods Index	44.4%	n/a	3.6%	n/a
The total grant-date fair value of PSUs that vested in the years ended December 31, 2025, 2024, and 2023 was $8.4 million, $8.7 million, and $4.6 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2025, 2024, and 2023 was $8.6 million, $9.4 million, and $6.6 million, respectively. As of December 31, 2025, there was $7.6 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.6 years.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes PSU activity in each of the three years in the period ended December 31, 2025:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2022	0.2	$39.83
Granted (a)	0.1	51.31
Vested	(0.1)	42.85
Forfeited	—	42.19
Outstanding and non-vested, at December 31, 2023	0.2	$44.23
Granted (b)	0.2	51.33
Vested	(0.3)	36.29
Forfeited	—	49.42
Outstanding and non-vested, at December 31, 2024	0.1	$65.57
Granted (c)	0.2	68.61
Vested	(0.2)	50.17
Forfeited	—	90.90
Outstanding and non-vested, at December 31, 2025	0.1	$89.93
(a) Includes the effect of the PSUs granted in 2021 being earned at 132% of target.
(b)    Includes the effect of the PSUs granted in 2022 being earned at 228% of target.
(c)    Includes the effect of the PSUs granted in 2023 being earned at 200% of target.
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 70.8 million and 70.3 million shares of common stock issued as of December 31, 2025 and 2024, respectively. Of those amounts, 60.9 million and 61.1 million shares of common stock were outstanding as of December 31, 2025 and 2024, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion, and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2025.
Dividends
The Company declared and paid dividends totaling $34.1 million in 2025, $29.3 million in 2024, and $23.8 million in 2023.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
During the year ended December 31, 2025, the Company repurchased 531,497 shares for a total of $39.7 million under its stock repurchase programs. During the year ended December 31, 2024, the Company repurchased 80,100 shares for a total of $6.7 million under its stock repurchase program. During the year ended December 31, 2023, the Company repurchased 93,551 shares for a total of $5.5 million under its stock repurchase program.
As of December 31, 2025, the Company had remaining authorization under its stock repurchase programs of approximately $157 million.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions of dollars)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2025 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
Other comprehensive (loss) income before reclassifications	(1.2)	(0.1)	16.7	0.1	15.5
Amounts reclassified from accumulated other comprehensive loss	2.3	0.1	—	0.1	2.5
Net current-period other comprehensive income	1.1	—	16.7	0.2	18.0
Balance at December 31, 2025 (a)	$(61.4)	$(1.8)	$(7.8)	$—	$(71.0)
(a) Amounts in parentheses indicate losses.

(in millions of dollars) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024 (a)	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive income (loss) before reclassifications	2.2	0.1	(14.4)	1.1	(11.0)
Amounts reclassified from accumulated other comprehensive loss	5.0	0.1	—	(1.8)	3.3
Net current-period other comprehensive income (loss)	7.2	0.2	(14.4)	(0.7)	(7.7)
Balance at December 31, 2024 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	For the Years Ended December 31,
	2025	2024
	(in millions of dollars) (a)
Amortization of actuarial losses of defined benefit pension plans	$(3.1)	$(3.0)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Recognition of actuarial losses associated with pension settlement	—	(3.8)	Pension settlement charges
Interest rate swaps	(0.1)	2.4	Interest expense, net
Total before tax	(3.3)	(4.5)
Income tax benefit	0.8	1.2	Income tax expense
Total reclassifications for the period, net of tax	$(2.5)	$(3.3)
(a)    Amount in parentheses indicate expenses on the Consolidated Statements of Operations.

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
Environmental Solutions — The Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, refuse collection vehicles, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles. The Environmental Solutions Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Blasters, Mark Rite Lines, Hog, New Way®, Trackless, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks®, and Switch-N-Go® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Environmental Solutions Group also engages in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America. The Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
In addition, as discussed in Note 2 – Acquisitions, the Company completed the acquisition of substantially all of the assets and operations of Hog, the acquisition of all of the outstanding equity interests of New Way, and the acquisition of certain assets and operations of Kinloch during the year ended December 31, 2025. The assets and liabilities of Hog, New Way, and Kinloch have been consolidated into the Consolidated Balance Sheet as of December 31, 2025, while the post-acquisition results of operations of Hog, New Way, and Kinloch have been included in the Consolidated Statements of Operations subsequent to their respective closing dates, within the Environmental Solutions Group reportable segment.
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
The Company’s chief operating decision maker (“CODM”) is its President and CEO. The CODM evaluates segment performance using each segments’ operating income. Annually, the CODM uses segment operating income during the budgeting process to allocate resources, including capital and personnel, for the upcoming fiscal year to each segment. Monthly, the CODM compares actual segment operating income results to forecasts and refines, as necessary, resource allocations for the remainder of the year. The CODM also uses segment operating income as a factor in determining the compensation of certain employees. Segment operating income includes all revenues, costs, and expenses directly related to the segment and does not include corporate expenses or interest expenses.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes:

	For the Year Ended December 31, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$1,837.5	$343.0	$2,180.5
Less: Cost of sales	1,353.1	196.2	1,549.3
Gross profit	484.4	146.8	631.2
Less:
Selling, engineering, general, and administrative expenses	141.0	65.3	206.3
Other segment items (b)	18.8	—	18.8
Segment operating income	324.6	81.5	406.1
Reconciliation to income before income taxes:
All other (income) loss (c)			65.2
Interest expense, net			14.1
Other expense, net			2.3
Income before income taxes			$324.5
(a)    Represents net sales from external customers. Intersegment net sales are insignificant. Total of segment net sales agrees to Net sales on the Consolidated Statement of Operations.
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
(a)    Represents net sales from external customers. Intersegment net sales are insignificant. Total of segment net sales agrees to Net sales on the Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	For the Year Ended December 31, 2023
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$1,437.9	$284.8	$1,722.7
Less: Cost of sales	1,098.6	173.9	1,272.5
Gross profit	339.3	110.9	450.2
Less:
Selling, engineering, general, and administrative expenses	113.6	56.1	169.7
Other segment items (b)	16.5	—	16.5
Segment operating income	209.2	54.8	264.0
Reconciliation to income before income taxes:
All other (income) loss (c)			39.5
Interest expense, net			19.7
Other income, net			1.8
Income before income taxes			$203.0
(a)    Represents net sales from external customers. Intersegment net sales are insignificant. Total of segment net sales agrees to Net sales on the Consolidated Statement of Operations.
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
The following table summarizes the Company’s total depreciation and amortization by reportable segment and includes a reconciliation of total segment depreciation and amortization to total depreciation and amortization:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Depreciation and amortization:
Environmental Solutions (a)	$75.7	$60.9	$56.0
Safety and Security Systems (a)	4.2	3.9	4.2
Total segment depreciation and amortization	79.9	64.8	60.2
Corporate	0.6	0.5	0.2
Total depreciation and amortization	$80.5	$65.3	$60.4
(a)    The amounts of depreciation and amortization disclosed by reportable segment are included within cost of sales; selling, engineering, general, and administrative expenses; and other segment items in the tables above.
The following table summarizes the Company’s total assets by reportable segment and includes a reconciliation of total segment assets to total assets:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Total assets:
Environmental Solutions	$2,040.7	$1,424.7	$1,290.9
Safety and Security Systems	303.5	279.5	288.1
Total segment assets	2,344.2	1,704.2	1,579.0
Corporate and eliminations	48.4	61.0	41.5
Total assets	$2,392.6	$1,765.2	$1,620.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the Company’s total capital expenditures by reportable segment and includes a reconciliation of total segment capital expenditures to total capital expenditures:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Capital expenditures
Environmental Solutions	$21.7	$31.6	$23.0
Safety and Security Systems	4.6	6.1	5.2
Total segment capital expenditures	26.3	37.7	28.2
Corporate	1.3	2.9	2.1
Total capital expenditures	$27.6	$40.6	$30.3
Geographic Financial Information:
The following table summarizes net sales by geographic region based on the location of the end-customer:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Net sales:
U.S.	$1,712.3	$1,469.1	$1,337.4
Canada	297.6	257.4	237.8
Europe/Other	170.6	135.0	147.5
Total net sales	$2,180.5	$1,861.5	$1,722.7
Net sales exported from the U.S. aggregated to $175.0 million in 2025, $131.4 million in 2024, and $136.0 million in 2023.
The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

	For the Years Ended December 31,
(in millions of dollars)	2025	2024	2023
Long-lived assets (a):
U.S.	$406.1	$318.1	$261.6
Canada	94.6	97.4	80.7
Europe/Other	5.0	4.4	4.3
Total long-lived assets	$505.7	$419.9	$346.6
(a)    Long-lived assets are comprised of properties and equipment, net, rental equipment, net, and operating lease right-of-use assets.
Concentration of Risk:
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2025.
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
Interest Rate Swaps
As described in Note 9 – Debt, the Company may, from time to time, execute interest rate swaps as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classifies its interest rate swaps as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swaps. The Company had no interest rate swaps outstanding as of December 31, 2025.
Contingent Consideration
As of December 31, 2025, the Company had contingent obligations to transfer up to $3.9 million, $4.8 million, $15.0 million, and $54.0 million to the former owners of Blasters, Standard, Hog, and New Way, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Blasters, Standard, Hog, and New Way acquisitions were completed on January 3, 2023, October 4, 2024, February 12, 2025, and November 25, 2025, respectively. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first or second annual measurement periods. The third and final annual measurement period ended on January 3, 2026, and the applicable contingent earn-out payment, if any, is expected to be finalized in the second quarter of 2026. The Standard contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on January 1, 2027. The Hog contingent earn-out payment is expected to be earned in full based on the achievement of certain financial targets over the performance period, which ended on December 31, 2025. The Hog contingent earn-out payment is expected to be made during the first half of 2026. The New Way contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on December 31, 2027.
The Company also previously had contingent obligations to transfer up to $7.5 million to the former owners of Deist Industries, Inc., Bucks Fabricating, LLC, Roll-Off Parts, LLC, and Switch-N-Go LLC (collectively, “Deist”) and up to C$6.0 million to the former owner of Trackless. The applicable performance period for the Deist earn-out ended on December 30, 2024, the third anniversary of the closing date. During the year ended December 31, 2025, the Company determined that no additional consideration was payable to the former owners of Deist. The applicable performance period for the Trackless earn-out ended on April 3, 2025, the second anniversary of the closing date. During the year ended December 31, 2025, the Company determined that, based on the achievement of certain financial results, the full amount of the contingent consideration had been earned, and paid an additional C$6.0 million (approximately $4.4 million) to the former owner of Trackless. See Note 2 - Acquisitions for additional information.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of December 31, 2025, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. As further described in Note 2 – Acquisitions, the Company has recognized preliminary estimates of the fair value of certain contingent consideration liabilities as of the applicable acquisition dates. These preliminary estimates are subject to change during the measurement period as the applicable third-party valuations are finalized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurement at December 31, 2025 Using
(in millions of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12.2	$—	$—	$12.2
Liabilities:
Contingent consideration	—	—	29.6	29.6

	Fair Value Measurement at December 31, 2024 Using
(in millions of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30.3	$—	$—	$30.3
Liabilities:
Contingent consideration	—	—	4.8	4.8
Interest rate swaps	—	0.3	—	0.3
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2025 and 2024:

(in millions of dollars)	2025	2024
Contingent consideration liability, at January 1	$4.8	$4.9
Acquisitions, including measurement period adjustments	22.2	0.4
Settlements of contingent consideration liabilities	(4.4)	—
Foreign currency translation	0.2	(0.3)
Total net expense (benefit) included in earnings (a)	6.8	(0.2)
Contingent consideration liability, at December 31	$29.6	$4.8
(a)    Included as a component of Acquisition and integration-related expenses, net on the Consolidated Statements of Operations.
NOTE 19 — SUBSEQUENT EVENTS
Acquisition of Mega
On January 16, 2026, the Company completed the acquisition of all of the outstanding equity interests of Mega and a related production facility for initial cash consideration of approximately $45 million. The purchase price, which is subject to certain post-closing adjustments, was funded through existing cash and borrowings under the 2025 Credit Agreement.
Mega is a leading manufacturer of specialty vehicles and equipment for use in global metal extraction and construction markets. The Company expects that the Mega acquisition will strengthen its specialty vehicle market position by expanding its metal extraction support equipment offerings.
The preliminary purchase price allocation has not been completed at this time, due to the proximity of the date of acquisition to the date of issuance of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2025.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
(b)Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
During the year ended December 31, 2025, the Company completed the acquisition of substantially all the assets and operations of Hog, the acquisition of all of the outstanding equity interests of New Way, and the acquisition of certain assets and operations of Kinloch, as discussed in Note 2 – Acquisitions in Item 8, Financial Statements and Supplementary Data. Management has excluded Hog, New Way, and Kinloch from its assessment of the Company’s internal controls over financial reporting as of December 31, 2025. Hog, New Way, and Kinloch’s combined net sales and total assets (excluding goodwill, intangible assets, and operating and finance lease right-of-use assets, which were integrated into the Company’s control environment) represent approximately 4% and 10%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2025.
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
Item 9B.  Other Information.
On February 25, 2026, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2025. The presentation slides for the 2025 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release is included at Exhibit 99.1 and the earnings presentation is included at Exhibit 99.2 to this Form 10-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Governance and Sustainability Committee, and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2026 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference. Information regarding delinquent filings of reports of ownership changes is set forth in the Company’s 2026 definitive proxy statement under the caption “Ownership of our Common Stock” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,” and “Executive Compensation” of the Company’s 2026 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers, and (iv) directors and executive officers as a group is set forth in the Company’s 2026 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2026 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2026 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2026 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
1.Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:
(a)Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023;
(b)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023;
(c)Consolidated Balance Sheets as of December 31, 2025 and 2024;
(d)Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023;
(e)Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023; and
(f)Notes to Consolidated Financial Statements.
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

z.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
aa.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
bb.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
cc.*
Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016. Incorporated by reference to Exhibit 10.zz to the Company’s Form 10-K for the year ended December 31, 2019.

dd.*
Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.aaa to the Company’s Form 10-K for the year ended December 31, 2019.

ee.*
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

hh.*
Eighth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2021.

ii.*
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.xx. to the Company’s Form 10-K for the year ended December 31, 2021.

jj.*
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.yy. to the Company’s Form 10-K for the year ended December 31, 2021.

kk.*
Second Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.zz. to the Company’s Form 10-K for the year ended December 31, 2021.

ll.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2022.
mm.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2022.
nn.*
Third Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 23, 2022. Incorporated by reference to Exhibit 10.rr to the Company’s Form 10-K for the year ended December 31, 2023.

oo.*
Fourth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 29, 2022. Incorporated by reference to Exhibit 10.ss to the Company’s Form 10-K for the year ended December 31, 2023.

pp.*
Employment Letter dated as of September 1, 2023, by and between the Company and Felix Boeschen. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2023.

qq.*
Ninth Amendment to the Federal Signal Corporation Savings Restoration Plan, dated November 13, 2023. Incorporated by reference to Exhibit 10.uu to the Company’s Form 10-K for the year ended December 31, 2023.

rr.*
Fifth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 28, 2023. Incorporated by reference to Exhibit 10.vv to the Company’s Form 10-K for the year ended December 31, 2023.

ss.
Equity Purchase Agreement, dated as of September 24, 2025, by and among the Company, Scranton Manufacturing Company Inc. and McLaughlin Family Companies Inc. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2025.

tt.
Fourth Amended and Restated Credit Agreement as of October 29, 2025, by and among the Company and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank, and U.S. Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A. and The Huntington National Bank as Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc., PNC Capital Markets LLC, Truist Securities, Inc., and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners. incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2025.

uu.*
Sixth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 19, 2025. Incorporated by reference to Exhibit 10.uu to the Company’s Form 10-K for the year ended December 31, 2025.

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
19.		Insider Trading Policy.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
97.		Clawback Policy.
99.1		Fourth Quarter Financial Results Press Release dated February 25, 2026.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 25, 2026.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian A. Hudson

/s/ Brenda L. Reichelderfer	Chair and Director
Brenda L. Reichelderfer

/s/ Katrina L. Helmkamp	Director
Katrina L. Helmkamp

/s/ Eugene J. Lowe, III	Director
Eugene J. Lowe, III

/s/ Dennis J. Martin	Director
Dennis J. Martin

/s/ Shashank Patel	Director
Shashank Patel

/s/ John L. Workman	Director
John L. Workman