Form 10-Q
period 2026-06-30
FEDERAL SIGNAL CORP /DE/
filed 2026-07-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2026, the number of shares outstanding of the registrant’s common stock was 61,041,611.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$670.2	$564.6	$1,295.8	$1,028.4
Cost of sales	466.4	395.0	912.6	728.0
Gross profit	203.8	169.6	383.2	300.4
Selling, engineering, general and administrative expenses	78.3	66.9	150.3	127.1
Amortization expense	6.6	4.5	13.1	8.8
Acquisition and integration-related expenses, net	0.7	0.5	1.9	1.1
Operating income	118.2	97.7	217.9	163.4
Interest expense, net	6.0	3.5	12.9	6.5
Other expense, net	0.8	0.8	1.4	1.5
Income before income taxes	111.4	93.4	203.6	155.4
Income tax expense	25.3	22.0	47.1	37.7
Net income	$86.1	$71.4	$156.5	$117.7
Earnings per share:
Basic	$1.41	$1.18	$2.57	$1.93
Diluted	1.40	1.16	2.54	1.91
Weighted average common shares outstanding:
Basic	60.9	60.6	60.9	60.9
Diluted	61.5	61.3	61.5	61.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$86.1	$71.4	$156.5	$117.7
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4.7)	13.2	(8.7)	17.2
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax	0.5	(0.1)	1.1	0.1
Change in unrealized gain or loss on interest rate swaps, net of income tax	—	0.1	—	0.2
Total other comprehensive (loss) income	(4.2)	13.2	(7.6)	17.5
Comprehensive income	$81.9	$84.6	$148.9	$135.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62.8	$63.7
Accounts receivable, net of allowances for doubtful accounts of $2.8 and $2.8, respectively	288.8	292.2
Inventories	479.8	471.6
Prepaid expenses and other current assets	25.5	26.3
Total current assets	856.9	853.8
Properties and equipment, net of accumulated depreciation of $219.4 and $208.0, respectively	289.6	274.6
Rental equipment, net of accumulated depreciation of $73.5 and $69.2, respectively	210.0	202.7
Operating lease right-of-use assets	30.8	28.4
Goodwill	636.8	619.8
Intangible assets, net of accumulated amortization of $116.8 and $104.2, respectively	386.9	382.9
Deferred tax assets	9.8	10.1
Deferred charges and other long-term assets	19.2	20.3
Total assets	$2,440.0	$2,392.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$5.4	$0.5
Accounts payable	114.6	98.0
Customer deposits	57.7	47.7
Accrued liabilities:
Compensation and withholding taxes	47.0	52.3
Current operating lease liabilities	8.6	7.9
Contingent consideration	4.3	15.0
Other current liabilities	75.3	61.0
Total current liabilities	312.9	282.4
Long-term borrowings and finance lease obligations	448.2	564.6
Long-term operating lease liabilities	23.6	21.6
Long-term pension and other post-retirement benefit liabilities	44.4	43.1
Deferred tax liabilities	77.8	71.9
Other long-term liabilities	25.5	27.0
Total liabilities	932.4	1,010.6
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 71.1 and 70.8 shares issued, respectively	71.1	70.8
Capital in excess of par value	340.7	330.4
Retained earnings	1,453.5	1,315.3
Treasury stock, at cost, 10.0 and 9.9 shares, respectively	(279.1)	(263.5)
Accumulated other comprehensive loss	(78.6)	(71.0)
Total stockholders’ equity	1,507.6	1,382.0
Total liabilities and stockholders’ equity	$2,440.0	$2,392.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities:
Net income	$156.5	$117.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	38.6
Stock-based compensation expense	8.1	8.1
Changes in fair value of contingent consideration	0.4	—
Payments for acquisition-related activity	(3.5)	(0.1)
Deferred income taxes	6.0	0.2
Changes in operating assets and liabilities	(1.7)	(68.1)
Net cash provided by operating activities	214.2	96.4
Investing activities:
Purchases of properties and equipment	(18.6)	(12.9)
Payments for acquisition-related activity, net of cash acquired	(44.9)	(82.1)
Other, net	1.4	0.7
Net cash used for investing activities	(62.1)	(94.3)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(109.8)	55.0
Payments on long-term borrowings	—	(1.6)
Purchases of treasury stock	(0.1)	(39.7)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(13.5)	(11.4)
Payments for acquisition-related activity	(11.5)	(4.3)
Cash dividends paid to stockholders	(18.3)	(17.1)
Proceeds from stock-based compensation activity	0.5	1.1
Other, net	(0.2)	(11.8)
Net cash used for financing activities	(152.9)	(29.8)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.1)	1.3
Decrease in cash and cash equivalents	(0.9)	(26.4)
Cash and cash equivalents at beginning of year	63.7	91.1
Cash and cash equivalents at end of period	$62.8	$64.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months ended June 30, 2026
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2026	$71.0	$333.9	$1,376.5	$(272.5)	$(74.4)	$1,434.5
Net income			86.1			86.1
Total other comprehensive loss					(4.2)	(4.2)
Cash dividends declared ($0.15 per share)			(9.1)			(9.1)
Stock-based payments:
Stock-based compensation		4.3				4.3
Stock option exercises and other	0.1	2.5		(6.5)		(3.9)
Stock repurchase program				(0.1)		(0.1)
Balance at June 30, 2026	$71.1	$340.7	$1,453.5	$(279.1)	$(78.6)	$1,507.6

	Three Months Ended June 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2025	$70.6	$312.2	$1,140.5	$(236.2)	$(84.7)	$1,202.4
Net income			71.4			71.4
Total other comprehensive income					13.2	13.2
Cash dividends declared ($0.14 per share)			(8.5)			(8.5)
Stock-based payments:
Stock-based compensation		4.8				4.8
Stock option exercises and other	0.1	2.8		(3.8)		(0.9)
Stock repurchase program				(20.2)		(20.2)
Balance at June 30, 2025	$70.7	$319.8	$1,203.4	$(260.2)	$(71.5)	$1,262.2

	Six Months Ended June 30, 2026
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2026	$70.8	$330.4	$1,315.3	$(263.5)	$(71.0)	$1,382.0
Net income			156.5			156.5
Total other comprehensive loss					(7.6)	(7.6)
Cash dividends declared ($0.30 per share)			(18.3)			(18.3)
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.2	3.4		(8.4)		(4.8)
Performance share unit transactions	0.1	(0.1)		(7.1)		(7.1)
Stock repurchase program				(0.1)		(0.1)
Balance at June 30, 2026	$71.1	$340.7	$1,453.5	$(279.1)	$(78.6)	$1,507.6

	Six Months Ended June 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	$70.3	$309.8	$1,102.8	$(207.8)	$(89.0)	$1,186.1
Net income			117.7			117.7
Total other comprehensive income					17.5	17.5
Cash dividends declared ($0.28 per share)			(17.1)			(17.1)
Stock-based payments:
Stock-based compensation		7.2				7.2
Stock option exercises and other	0.2	3.0		(4.3)		(1.1)
Performance share unit transactions	0.2	(0.2)		(8.2)		(8.2)
Stock repurchase program				(39.9)		(39.9)
Balance at June 30, 2025	$70.7	$319.8	$1,203.4	$(260.2)	$(71.5)	$1,262.2

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
The assets and liabilities of Mega have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026, and the post-acquisition results have been included in Condensed Consolidated Statement of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Mega was $45 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are currently expected to be finalized in the third quarter of 2026.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of June 30, 2026 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

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
In the period between the January 16, 2026 closing date and June 30, 2026, Mega generated approximately $23.9 million of net sales and $5.3 million of operating income.
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
The initial cash consideration paid by the Company to acquire New Way was approximately $413 million, inclusive of certain preliminary closing adjustments, including working capital. In July 2026, the Company finalized the purchase price closing adjustments related to the acquisition and agreed to pay the former owners of New Way an additional $13 million. As a result, the Company recorded a $13 million liability within Other current liabilities and a corresponding increase to Goodwill on the Condensed Consolidated Balance Sheet as of June 30, 2026. The Company settled this liability in the third quarter of 2026. In addition, there is a contingent earn-out opportunity of up to $54 million, based on the achievement of certain specified financial targets over a two-year period.
As of June 30, 2026, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired intangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. During the three and six months ended June 30, 2026, the Company recognized a $10.9 million increase in the carrying value of goodwill, primarily due to finalizing the purchase price closing adjustments and recording

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
certain other measurement period adjustments. These measurement period adjustments did not materially affect the Company’s Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2026. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments (a)	$426.1
Estimated fair value of additional consideration (b)	10.7
Total consideration	436.8

Cash	9.4
Accounts receivable	60.0
Inventories	86.0
Prepaid expenses and other current assets	0.7
Properties and equipment	31.1
Finance lease right-of-use assets (c)	7.4
Operating lease right-of-use assets	0.1
Customer relationships (d)	113.0
Trade names (e)	50.5
Accounts payable	(10.5)
Accrued liabilities	(9.3)
Customer deposits	(15.1)
Operating lease liabilities	(0.1)
Finance lease liabilities (c)	(1.8)
Net assets acquired	321.4

Goodwill (f)	$115.4
(a)     The purchase price was funded through existing cash on hand and borrowings under the Company’s credit agreement. The purchase price includes the final purchase price closing adjustment of $13 million, which the Company settled in the third quarter of 2026.
(b)    Represents the preliminary estimate of fair value assigned to the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2026. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
The cash consideration paid by the Company to acquire Hog was $82.5 million, inclusive of certain closing adjustments. In addition, there was a contingent earn-out payment of up to $15.0 million that was based on the achievement of certain financial targets during 2025. During the first quarter of 2026, the Company paid additional consideration of $15.0 million to settle the contingent consideration liability associated with the acquisition. Of the $15.0 million of additional consideration paid, $3.5 million has been included as a component of Net cash provided by operating activities within the Condensed Consolidated

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Statement of Cash Flows with the remaining $11.5 million, which represents the fair value of the contingent consideration established in the Company’s purchase price allocation, being included as a component of Net cash used for financing activities.
During the first quarter of 2026, the Company finalized the Hog purchase price allocation and recognized certain measurement period adjustments, which did not have a material impact on the carrying value of goodwill previously recognized as of December 31, 2025. The measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2026.

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
(a)     The purchase price was funded through existing cash on hand and borrowings under the Company’s credit agreement. The purchase price included an amount of $10.0 million, which was paid by the Company at closing and placed into an escrow account. Based on Hog’s financial results for the year ended December 31, 2025, the amount placed in escrow was released to the former owner of Hog during the first quarter of 2026. The Company assigned a fair value to this contingent consideration of $10.0 million as of the acquisition date.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Geographic Region:
U.S.	$555.1	$445.2	$1,056.6	$809.7
Canada	69.5	79.2	147.4	140.7
Europe/Other	45.6	40.2	91.8	78.0
Total net sales	$670.2	$564.6	$1,295.8	$1,028.4
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$449.8	$374.5	$875.7	$676.1
Parts	88.6	68.2	166.5	128.3
Rental income (b)	23.7	20.4	40.6	35.4
Other (c)	15.6	17.4	27.6	28.1
Total	577.7	480.5	1,110.4	867.9
Safety and Security Systems
Public safety and security equipment	60.6	52.9	125.8	103.5
Industrial signaling equipment	18.8	17.5	37.1	34.1
Warning systems	13.1	13.7	22.5	22.9
Total	92.5	84.1	185.4	160.5
Total net sales	$670.2	$564.6	$1,295.8	$1,028.4
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $64.3 million as of June 30, 2026 and $53.1 million as of December 31, 2025. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2026	December 31, 2025
Finished goods	$217.3	$190.2
Raw materials	215.7	237.7
Work in process	46.8	43.7
Total inventories	$479.8	$471.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2026	December 31, 2025
2025 Credit Agreement (a)	$452.7	$564.0
Finance lease obligations	2.3	2.6
Total long-term borrowings and finance lease obligations, including current portion	455.0	566.6
Less: Current maturities	5.0	—
Less: Current finance lease obligations	0.4	0.5
Less: Unamortized debt issuance costs	1.4	1.5
Total long-term borrowings and finance lease obligations, net	$448.2	$564.6
(a)     Defined as the Fourth Amended and Restated Credit Agreement, dated October 29, 2025, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of June 30, 2026 and December 31, 2025.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end for the most recently ended four-quarter period. The Company was in compliance with all such covenants as of June 30, 2026.

The 2025 Credit Agreement amended and restated the Third Amended and Restated Credit Agreement (as amended, the “2022 Credit Agreement”), which provided the Company with an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million and (ii) a term loan facility in an original amount of up to $125 million.
As of June 30, 2026, there was $52.7 million of cash drawn on the Revolver, $400.0 million outstanding under the Term Loan, and $10.7 million of undrawn letters of credit under the 2025 Credit Agreement, with $1.04 billion of net availability for borrowings. As of December 31, 2025, there was $164.0 million of cash drawn on the Revolver, $400.0 million outstanding under the Term Loan, and $10.7 million of undrawn letters of credit under the 2025 Credit Agreement, with $925.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2026	2025
Gross borrowings	$36.3	$91.4
Gross payments	146.1	36.4

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
There were no outstanding interest rate swaps as of June 30, 2026 or December 31, 2025. During the three and six months ended June 30, 2025, unrealized pre-tax gains recorded in Accumulated other comprehensive loss were insignificant, and no ineffectiveness was recorded.
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
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the six months ended June 30, 2026, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2026	$506.8	$113.0	$619.8
Acquisitions, including measurement period adjustments	18.6	—	18.6
Translation adjustments	(0.5)	(1.1)	(1.6)
Balance at June 30, 2026	$524.9	$111.9	$636.8
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$311.6	$(110.7)	$200.9	$300.9	$(98.2)	$202.7
Other (a)	9.9	(6.1)	3.8	10.3	(6.0)	4.3
Total definite-lived intangible assets	321.5	(116.8)	204.7	311.2	(104.2)	207.0
Indefinite-lived intangible assets:
Trade names	177.9	—	177.9	171.6	—	171.6
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	182.2	—	182.2	175.9	—	175.9
Total intangible assets	$503.7	$(116.8)	$386.9	$487.1	$(104.2)	$382.9
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
Amortization expense was $6.6 million for the three months ended June 30, 2026 and $13.1 million for the six months ended June 30, 2026. Amortization expense was $4.5 million for the three months ended June 30, 2025 and $8.8 million for the six months ended June 30, 2025.
The Company currently estimates that aggregate amortization expense will be approximately $12.9 million for the remainder of 2026, $25.5 million in 2027, $24.9 million in 2028, $19.6 million in 2029, $16.4 million in 2030, and $105.4 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the New Way and Mega acquisitions, impairment of intangible assets, and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $25.3 million for the three months ended June 30, 2026, compared to $22.0 million in the three months ended June 30, 2025, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $1.1 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended June 30, 2026 was 22.7%, compared to 23.6% in the prior-year quarter.
The Company recognized income tax expense of $47.1 million for the six months ended June 30, 2026, compared to $37.7 million in the six months ended June 30, 2025, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $2.2 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the six months ended June 30, 2026 was 23.1%, compared to 24.3% in the prior-year period.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.2	$0.1
Interest cost	1.4	1.4	2.7	2.8	0.4	0.3	0.8	0.7
Amortization of actuarial loss	0.6	0.6	1.2	1.2	0.1	0.2	0.3	0.3
Amortization of prior service cost	—	—	—	—	—	0.1	—	0.1
Expected return on plan assets	(1.4)	(1.4)	(2.7)	(2.8)	(0.5)	(0.6)	(1.0)	(1.0)
Net periodic pension expense	$0.6	$0.6	$1.2	$1.2	$0.1	$0.1	$0.3	$0.2
The items that comprise Net periodic pension expense, other than Service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2026, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $33.3 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers that include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2026, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $11.8 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates that include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of June 30, 2026, the total amount of future payments guaranteed under these agreements was approximately $3.8 million. The Company believes the likelihood of defaulting on these leases is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Balance at January 1	$12.0	$9.8
Provisions to expense	5.1	3.9
Acquisitions, including measurement period adjustments	0.4	0.3
Payments	(5.6)	(3.9)
Balance at June 30	$11.9	$10.1
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
Hearing Loss Litigation
Between 1999 and 2017, the Company was sued for monetary damages by multiple firefighters claiming that exposure to the Company’s sirens impaired their hearing and that the sirens were therefore defective. The Company has vigorously defended itself against these claims, obtaining many jury verdicts in its favor and settling some for nominal amounts. In 2018, counsel for the remaining plaintiffs requested that the Company consider settlement, and on November 4, 2019, the parties executed a global settlement agreement pursuant to which the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement, and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. As of June 30, 2026, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2026 and 2025 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For each of the three and six months ended June 30, 2026, options to purchase 0.1 million of the Company’s stock had an antidilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2025, options to purchase 0.2 million and 0.1 million shares, respectively, of the Company’s stock had an antidilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$86.1	$71.4	$156.5	$117.7
Weighted average shares outstanding – Basic	60.9	60.6	60.9	60.9
Dilutive effect of common stock equivalents	0.6	0.7	0.6	0.7
Weighted average shares outstanding – Diluted	61.5	61.3	61.5	61.6
Earnings per share:
Basic	$1.41	$1.18	$2.57	$1.93
Diluted	1.40	1.16	2.54	1.91
NOTE 11 – STOCKHOLDERS’ EQUITY
Dividends
On February 27, 2026, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per common share. The dividend totaled $9.2 million and was distributed on March 26, 2026 to stockholders of record at the close of business on March 13, 2026.
On April 21, 2026, the Board declared a quarterly cash dividend of $0.15 per common share. The dividend totaled $9.1 million and was distributed on May 29, 2026 to stockholders of record at the close of business on May 15, 2026.
On July 27, 2026, the Board declared a quarterly cash dividend of $0.15 per common share payable on August 27, 2026 to stockholders of record at the close of business on August 14, 2026.
The Company paid dividends to stockholders of $8.5 million during the three months ended June 30, 2025 and $17.1 million during the six months ended June 30, 2025.
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
During the three and six months ended June 30, 2026, the Company repurchased 500 shares for a total of $0.1 million under its stock repurchase programs. At the end of the second quarter of 2026, the Company had remaining authorization under its stock repurchase programs of approximately $157 million.
During the three months ended June 30, 2025, the Company repurchased 280,893 shares for a total of $20.0 million under its stock repurchase programs. During the six months ended June 30, 2025, the Company repurchased 531,497 shares for a total of $39.7 million under its stock repurchase programs.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2026 and 2025:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2026 (a)	$(60.8)	$(1.8)	$(11.8)	$—	$(74.4)
Other comprehensive (loss) income before reclassifications	(0.1)	0.1	(4.7)	—	(4.7)
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	—	0.5
Net current-period other comprehensive income (loss)	0.4	0.1	(4.7)	—	(4.2)
Balance at June 30, 2026 (a)	$(60.4)	$(1.7)	$(16.5)	$—	$(78.6)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2025 (a)	$(62.3)	$(1.8)	$(20.5)	$(0.1)	$(84.7)
Other comprehensive (loss) income before reclassifications	(0.6)	(0.2)	13.2	—	12.4
Amounts reclassified from accumulated other comprehensive loss	0.6	0.1	—	0.1	0.8
Net current-period other comprehensive (loss) income	—	(0.1)	13.2	0.1	13.2
Balance at June 30, 2025 (a)	$(62.3)	$(1.9)	$(7.3)	$—	$(71.5)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2026 and 2025:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2026 (a)	$(61.4)	$(1.8)	$(7.8)	$—	$(71.0)
Other comprehensive (loss) income before reclassifications	(0.1)	0.1	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	—	—	1.1
Net current-period other comprehensive income (loss)	1.0	0.1	(8.7)	—	(7.6)
Balance at June 30, 2026 (a)	$(60.4)	$(1.7)	$(16.5)	$—	$(78.6)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2025 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
Other comprehensive (loss) income before reclassifications	(0.9)	(0.2)	17.2	0.1	16.2
Amounts reclassified from accumulated other comprehensive loss	1.1	0.1	—	0.1	1.3
Net current-period other comprehensive income (loss)	0.2	(0.1)	17.2	0.2	17.5
Balance at June 30, 2025 (a)	$(62.3)	$(1.9)	$(7.3)	$—	$(71.5)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2026 and 2025 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2026	2025
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.8)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense, net
Interest rate swaps	—	(0.1)	Interest expense, net
Total before tax	(0.7)	(1.0)
Income tax benefit	0.2	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.5)	$(0.8)
(a)    Amounts in parentheses indicate losses.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2026 and 2025 and the affected line item in the Condensed Consolidated Statements of Operations:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2026	2025
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.5)	$(1.5)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense, net
Interest rate swaps	—	(0.1)	Interest expense, net
Total before tax	(1.5)	(1.7)
Income tax benefit	0.4	0.4	Interest expense, net
Total reclassifications for the period, net of tax	$(1.1)	$(1.3)
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
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated Income before income taxes for the three months ended June 30, 2026 and 2025:

	Three Months ended June 30, 2026
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$577.7	$92.5	$670.2
Less: Cost of sales	413.8	52.6	466.4
Gross profit	163.9	39.9	203.8
Less:
Selling, engineering, general, and administrative expenses	43.2	17.8	61.0
Other segment items (b)	6.8	—	6.8
Segment operating income	113.9	22.1	136.0
Reconciliation to income before income taxes:
All other (income) loss (c)			17.8
Interest expense, net			6.0
Other expense, net			0.8
Income before income taxes			$111.4
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$1,110.4	$185.4	$1,295.8
Less: Cost of sales	807.6	105.0	912.6
Gross profit	302.8	80.4	383.2
Less:
Selling, engineering, general, and administrative expenses	86.5	34.7	121.2
Other segment items (b)	13.3	—	13.3
Segment operating income	203.0	45.7	248.7
Reconciliation to income before income taxes:
All other (income) loss (c)			30.8
Interest expense, net			12.9
Other expense, net			1.4
Income before income taxes			$203.6
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s total depreciation and amortization by reportable segment and includes a reconciliation of total segment depreciation and amortization to total depreciation and amortization for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2026	2025	2026	2025
Depreciation and amortization:
Environmental Solutions (a)	$23.3	$18.7	$45.9	$36.3
Safety and Security Systems (a)	1.1	1.1	2.2	2.1
Total segment depreciation and amortization	24.4	19.8	48.1	38.4
Corporate	0.2	0.1	0.3	0.2
Total depreciation and amortization	$24.6	$19.9	$48.4	$38.6
(a)    The amounts of depreciation and amortization disclosed by reportable segment are included within cost of sales; selling, engineering, general, and administrative expenses; and other segment items in the tables above.
The following table summarizes the Company’s total assets by reportable segment and includes a reconciliation of total segment assets to total assets as of June 30, 2026 and December 31, 2025:

(in millions of dollars)	June 30, 2026	December 31, 2025
Total assets:
Environmental Solutions	$2,081.2	$2,040.7
Safety and Security Systems	300.3	303.5
Total segment assets	2,381.5	2,344.2
Corporate and eliminations	58.5	48.4
Total assets	$2,440.0	$2,392.6
The following table summarizes the Company’s total capital expenditures by reportable segment and includes a reconciliation of total segment capital expenditures to total capital expenditures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2026	2025	2026	2025
Capital expenditures
Environmental Solutions	$9.8	$4.9	$14.9	$9.3
Safety and Security Systems	1.7	1.6	3.2	2.4
Total segment capital expenditures	11.5	6.5	18.1	11.7
Corporate	0.4	0.8	0.5	1.2
Total capital expenditures	$11.9	$7.3	$18.6	$12.9

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
Interest Rate Swaps
As described in Note 5 – Debt, the Company has, from time to time, executed interest rate swaps as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classifies its interest rate swaps as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swaps. The Company had no interest rate swaps outstanding as of June 30, 2026.
Contingent Consideration
As of June 30, 2026, the Company had contingent obligations to transfer up to $4.8 million and $54.0 million to the former owners of Standard Equipment Company (“Standard”) and New Way, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Standard and New Way acquisitions were completed on October 4, 2024 and November 25, 2025, respectively. The Standard contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on January 1, 2027. The New Way contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on December 31, 2027.
The Company also previously had contingent obligations to transfer up to $3.9 million to the former owners of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”) and up to $15.0 million to the former owner of Hog. The applicable performance period for the Blasters earn-out ended on January 3, 2026. During the second quarter of 2026, the Company determined that no additional consideration was payable to the former owners of Blasters. The applicable performance period for the Hog earn-out ended on December 31, 2025. During the first quarter of 2026, the Company determined that, based on the achievement of certain financial results, the full amount of the contingent consideration had been earned, and paid an additional $15.0 million to the former owner of Hog. See Note 2 - Acquisitions for additional information.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2026, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24.0	$—	$—	$24.0
Liabilities:
Contingent consideration	—	—	15.0	15.0
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Contingent consideration liability, at April 1	$14.8	$12.3
Settlements of contingent consideration liabilities	—	(4.4)
Foreign currency translation	—	0.2
Total expense included in earnings (a)	0.2	—
Contingent consideration liability, at June 30	$15.0	$8.1
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Contingent consideration liability, at January 1	$29.6	$4.8
Acquisitions, including measurement period adjustments	—	7.5
Settlements of contingent consideration liabilities	(15.0)	(4.4)
Foreign currency translation	—	0.2
Total expense included in earnings (a)	0.4	—
Contingent consideration liability, at June 30	$15.0	$8.1
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
NOTE 14 – SUBSEQUENT EVENTS
Acquisition of Western Technology
On July 1, 2026, the Company completed the acquisition of certain assets and operations of Western Technology, Inc. (“Western Technology”) for an initial purchase price of $9.2 million. The initial purchase price, which is subject to certain post-closing adjustments, was funded through existing cash on hand.
Western Technology is a manufacturer of proprietary, portable, explosion-protected lighting solutions for mission-critical applications, serving end-customers across industrial processing, petrochemical, and aerospace and defense industries.
The preliminary purchase price allocation has not been completed at this time due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements. The post-acquisition operating results of Western Technology are expected to be included within the Safety and Security Systems Group.

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

Operating Results
Net sales for the three months ended June 30, 2026 increased by $105.6 million, or 19%, compared to the prior-year quarter, primarily due to the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $97.2 million, or 20%, due to increases in sales of other specialty equipment of $47.7 million, aftermarket offerings of $28.4 million, vacuum trucks of $10.7 million, and dump truck bodies and trailers of $10.5 million. Within our Safety and Security Systems Group, net sales increased by $8.4 million, or 10%, primarily due to improvements in sales of public safety equipment of $7.5 million and industrial signaling equipment of $0.9 million.
Net sales for the six months ended June 30, 2026 increased by $267.4 million, or 26%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $242.5 million, or 28%, due to increases in sales of other specialty equipment of $153.9 million, aftermarket offerings of $45.6 million, vacuum trucks of $21.0 million, dump truck bodies and trailers of $19.1 million, as well as a $2.9 million favorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $24.9 million, or 16%, primarily due to improvements in sales of public safety equipment of $20.5 million and industrial signaling equipment of $2.3 million, as well as a $2.4 million favorable foreign currency translation impact.
Operating income for the three months ended June 30, 2026 increased by $20.5 million, or 21%, compared to the prior-year quarter, primarily driven by a $34.2 million improvement in gross profit, partially offset by an $11.4 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses, a $2.1 million increase in amortization expense, and a $0.2 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the three months ended June 30, 2026 was 17.6%, compared to 17.3% in the prior-year quarter.
Operating income for the six months ended June 30, 2026 increased by $54.5 million, or 33%, compared to the prior-year period, primarily driven by an $82.8 million improvement in gross profit, partially offset by a $23.2 million increase in SEG&A expenses, a $4.3 million increase in amortization expense, and a $0.8 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the six months ended June 30, 2026 was 16.8%, compared to 15.9% in the prior-year period.
Income before income taxes for the three months ended June 30, 2026 increased by $18.0 million, or 19%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $2.5 million increase in interest expense, net.
Income before income taxes for the six months ended June 30, 2026 increased by $48.2 million, or 31%, compared to the prior-year period. The increase resulted from the higher operating income and a $0.1 million reduction in other expense, partially offset by a $6.4 million increase in interest expense, net.
Net income for the three months ended June 30, 2026 increased by $14.7 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $3.3 million increase in income tax expense.
Net income for the six months ended June 30, 2026 increased by $38.8 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $9.4 million increase in income tax expense.
Total orders for the three months ended June 30, 2026 were $637 million, an increase of $97 million, or 18%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $548 million in the three months ended June 30, 2026, an increase of $107 million, or 24%, in comparison to the prior-year quarter. Orders in the three months ended June 30, 2026 within our Safety and Security Systems Group were $89 million, a reduction of $10 million, or 10%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2026 were $1.26 billion, an increase of $152 million, or 14%, compared to the prior-year period. Our Environmental Solutions Group reported total orders of $1.08 billion in the six months ended June 30, 2026, an increase of $161 million, or 17%, in comparison to the prior-year period. Orders in the six months ended June 30, 2026 within our Safety and Security Systems Group were $177 million, a reduction of $9 million, or 5%, compared to the prior-year period.
Our consolidated backlog at June 30, 2026 was $1.00 billion, compared to $1.08 billion at June 30, 2025.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2026	2025	Change	2026	2025	Change
Net sales	$670.2	$564.6	$105.6	$1,295.8	$1,028.4	$267.4
Cost of sales	466.4	395.0	71.4	912.6	728.0	184.6
Gross profit	203.8	169.6	34.2	383.2	300.4	82.8
Selling, engineering, general and administrative expenses	78.3	66.9	11.4	150.3	127.1	23.2
Amortization expense	6.6	4.5	2.1	13.1	8.8	4.3
Acquisition and integration-related expenses, net	0.7	0.5	0.2	1.9	1.1	0.8
Operating income	118.2	97.7	20.5	217.9	163.4	54.5
Interest expense, net	6.0	3.5	2.5	12.9	6.5	6.4
Other expense, net	0.8	0.8	—	1.4	1.5	(0.1)
Income before income taxes	111.4	93.4	18.0	203.6	155.4	48.2
Income tax expense	25.3	22.0	3.3	47.1	37.7	9.4
Net income	$86.1	$71.4	$14.7	$156.5	$117.7	$38.8
Operating data:
Operating margin	17.6%	17.3%	0.3%	16.8%	15.9%	0.9%
Diluted earnings per share	$1.40	$1.16	$0.24	$2.54	$1.91	$0.63
Total orders	636.7	539.7	97.0	1,259.5	1,107.6	151.9
Backlog	1,002.1	1,083.5	(81.4)	1,002.1	1,083.5	(81.4)
Depreciation and amortization	24.6	19.9	4.7	48.4	38.6	9.8
Net sales
Net sales for the three months ended June 30, 2026 increased by $105.6 million, or 19%, compared to the prior-year quarter, primarily due to the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $97.2 million, or 20%, due to increases in sales of other specialty equipment of $47.7 million, aftermarket offerings of $28.4 million, vacuum trucks of $10.7 million, and dump truck bodies and trailers of $10.5 million. Within the Safety and Security Systems Group, net sales increased by $8.4 million, or 10%, primarily due to improvements in sales of public safety equipment of $7.5 million and industrial signaling equipment of $0.9 million.
Net sales for the six months ended June 30, 2026 increased by $267.4 million, or 26%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $242.5 million, or 28%, due to increases in sales of other specialty equipment of $153.9 million, aftermarket offerings of $45.6 million, vacuum trucks of $21.0 million, dump truck bodies and trailers of $19.1 million, as well as a $2.9 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $24.9 million, or 16%, primarily due to improvements in sales of public safety equipment of $20.5 million and industrial signaling equipment of $2.3 million, as well as a $2.4 million favorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $71.4 million, or 18%, for the three months ended June 30, 2026 compared to the prior-year quarter, largely due to an increase of $65.3 million, or 19%, within the Environmental Solutions Group, primarily related to the addition of cost of sales from recent acquisitions and higher material costs. Within the Safety and Security Systems Group, cost of sales increased by $6.1 million, or 13%, primarily related to higher sales volumes and increased material costs.
Cost of sales increased by $184.6 million, or 25%, for the six months ended June 30, 2026 compared to the prior-year period, largely due to an increase of $170.7 million, or 27%, within the Environmental Solutions Group, primarily related to the addition of cost of sales from recent acquisitions as well as higher material costs and sales volumes. Within the Safety and Security Systems Group, cost of sales increased by $13.9 million, or 15%, primarily related to higher sales volumes and increased material costs.

Gross profit
Gross profit increased by $34.2 million, or 20%, for the three months ended June 30, 2026 compared to the prior-year quarter, primarily due to a $31.9 million improvement within the Environmental Solutions Group and a $2.3 million improvement within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2026 was 30.4%, compared to 30.0% in the prior-year quarter, primarily due to a 90 basis point improvement within the Environmental Solutions Group, partially offset by a 160 basis point reduction within the Safety and Security Systems Group.
Gross profit increased by $82.8 million, or 28%, for the six months ended June 30, 2026 compared to the prior-year period, primarily due to a $71.8 million improvement within the Environmental Solutions Group and an $11.0 million improvement within the Safety and Security Systems Group. Gross profit margin for the six months ended June 30, 2026 was 29.6%, compared to 29.2% in the prior-year period, primarily due to a 70 basis point improvement within the Environmental Solutions Group and a 20 basis point improvement within the Safety and Security Systems Group.
SEG&A expenses
SEG&A expenses for the three months ended June 30, 2026 increased by $11.4 million, or 17%, compared to the prior-year quarter, primarily due to a $7.7 million increase within the Environmental Solutions Group, a $1.7 million increase within the Safety and Security Systems Group, and a $2.0 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.7% in the current-year quarter, compared to 11.8% in the prior-year quarter.
SEG&A expenses for the six months ended June 30, 2026 increased by $23.2 million, or 18%, compared to the prior-year period, primarily due to a $16.1 million increase within the Environmental Solutions Group, a $2.6 million increase within the Safety and Security Systems Group, and a $4.5 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.6% in the current-year period, compared to 12.4% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2026 increased by $20.5 million, or 21%, compared to the prior-year quarter, primarily driven by a $34.2 million improvement in gross profit, partially offset by an $11.4 million increase in SEG&A expenses, a $2.1 million increase in amortization expense, and a $0.2 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the three months ended June 30, 2026 was 17.6%, compared to 17.3% in the prior-year quarter.
Operating income for the six months ended June 30, 2026 increased by $54.5 million, or 33%, compared to the prior-year period, primarily driven by an $82.8 million improvement in gross profit, partially offset by a $23.2 million increase in SEG&A expenses, a $4.3 million increase in amortization expense, and a $0.8 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the six months ended June 30, 2026 was 16.8%, compared to 15.9% in the prior-year period.
Interest expense, net
Interest expense, net, for the three months ended June 30, 2026 increased by $2.5 million compared to the prior-year quarter, largely due to higher average debt levels.
Interest expense, net, for the six months ended June 30, 2026 increased by $6.4 million compared to the prior-year period, largely due to higher average debt levels.
Other expense, net
Other expense, net, for the three months ended June 30, 2026 was flat as compared to the prior-year quarter.
Other expense, net, for the six months ended June 30, 2026 decreased by $0.1 million compared to the prior-year period.
Income tax expense
The Company recognized income tax expense of $25.3 million for the three months ended June 30, 2026, compared to $22.0 million in the three months ended June 30, 2025, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $1.1 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended June 30, 2026 was 22.7%, compared to 23.6% in the prior-year quarter.
The Company recognized income tax expense of $47.1 million for the six months ended June 30, 2026, compared to $37.7 million in the six months ended June 30, 2025, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $2.2 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the six months ended June 30, 2026 was 23.1%, compared to 24.3% in the prior-year period.
Net income
Net income for the three months ended June 30, 2026 increased by $14.7 million compared to the prior-year quarter, largely due to the $20.5 million increase in operating income, partially offset by a $3.3 million increase in income tax expense and a $2.5 million increase in interest expense, net.
Net income for the six months ended June 30, 2026 increased by $38.8 million compared to the prior-year period, largely due to the $54.5 million increase in operating income and the $0.1 million reduction in other expense, net, partially offset by a $9.4 million increase in income tax expense and a $6.4 million increase in interest expense, net.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Net sales	$577.7	$480.5	$97.2	$1,110.4	$867.9	$242.5
Operating income	113.9	91.9	22.0	203.0	151.6	51.4
Operating data:
Operating margin	19.7%	19.1%	0.6%	18.3%	17.5%	0.8%
Total orders	$547.8	$441.1	$106.7	$1,082.1	$921.2	$160.9
Backlog	934.8	1,000.3	(65.5)	934.8	1,000.3	(65.5)
Depreciation and amortization	23.3	18.7	4.6	45.9	36.3	9.6
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Total orders for the three months ended June 30, 2026 increased by $106.7 million, or 24%, compared to the prior-year quarter, inclusive of the effects of acquisitions. U.S. orders increased by $82.0 million, primarily due to improvements in orders for other specialty equipment of $35.6 million, inclusive of higher refuse truck orders associated with the New Way acquisition and higher metal extraction support equipment orders partially due to the Mega acquisition, as well as increases in orders for dump truck bodies and trailers of $17.2 million, aftermarket offerings of $16.5 million, and vacuum trucks of $12.7 million. Non-U.S. orders increased by $24.7 million, largely due to improvements in orders for other specialty equipment of $8.9 million, aftermarket offerings of $7.8 million, vacuum trucks of $4.9 million, and dump truck bodies and trailers of $3.1 million.
Net sales for the three months ended June 30, 2026 increased by $97.2 million, or 20%, compared to the prior-year quarter, primarily due to the effects of acquisitions and pricing actions. For the three months ended June 30, 2026, U.S. sales increased by $98.9 million due to increases in sales of other specialty equipment of $58.1 million, primarily driven by higher sales of refuse trucks due to the New Way acquisition and higher sales of metal extraction support equipment partially due to the Mega acquisition, as well as increases in sales of aftermarket offerings of $22.7 million, dump truck bodies and trailers of $10.4 million, and vacuum trucks of $7.7 million. Non-U.S. sales decreased by $1.7 million, primarily due to a $10.4 million reduction in sales of other specialty equipment, partially offset by increases in sales of aftermarket offerings of $5.7 million and vacuum trucks of $3.0 million.
Cost of sales for the three months ended June 30, 2026 increased by $65.3 million, or 19%, compared to the prior-year quarter, primarily related to the addition of cost of sales from recent acquisitions, higher material costs, and a $0.7 million increase in purchase accounting expense effects. Gross profit margin for the three months ended June 30, 2026 was 28.4%, compared to 27.5% in the prior-year quarter, with the increase primarily due to favorable sales mix, production efficiencies, and benefits from pricing actions.

SEG&A expenses for the three months ended June 30, 2026 increased by $7.7 million, or 22%, compared to the prior-year quarter, primarily due to the addition of SEG&A expenses from recent acquisitions, higher employee-related costs, and higher marketing expenses. As a percentage of net sales, SEG&A expenses were 7.5% in the current-year quarter, compared to 7.4% in the prior-year quarter.
Operating income for the three months ended June 30, 2026 increased by $22.0 million, or 24%, compared to the prior-year quarter, largely due to a $31.9 million improvement in gross profit, partially offset by the $7.7 million increase in SEG&A expenses, a $2.1 million increase in amortization expense, and a $0.1 million increase in acquisition and integration-related expenses, net.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Total orders for the six months ended June 30, 2026 increased by $160.9 million, or 17%, compared to the prior-year period, inclusive of the effects of acquisitions. U.S. orders increased by $151.2 million, primarily due to improvements in orders for other specialty equipment of $102.7 million, inclusive of higher refuse truck orders associated with the New Way acquisition and higher metal extraction support equipment orders partially due to the Mega acquisition, as well as a $29.4 million increase in orders for aftermarket offerings, dump truck bodies and trailers of $15.0 million, and vacuum trucks of $4.1 million. Non-U.S. orders increased by $9.7 million, largely due to improvements in orders for aftermarket offerings of $10.3, dump truck bodies and trailers of $4.9 million, vacuum trucks of $2.3 million, and a $2.3 million favorable foreign currency translation impact. Partially offsetting these reductions was a decrease in orders for other specialty equipment of $10.1 million.
Net sales for the six months ended June 30, 2026 increased by $242.5 million, or 28%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the six months ended June 30, 2026, U.S. sales increased by $222.1 million due to increases in sales of other specialty equipment of $150.9 million, primarily driven by higher sales of refuse trucks due to the New Way acquisition and higher sales of metal extraction support equipment due to the Mega acquisition, as well as increases in sales of aftermarket offerings of $35.6 million, dump truck bodies and trailers of $19.2 million, and vacuum trucks of $16.4 million. Non-U.S. sales increased by $20.4 million, primarily due to increases in sales of aftermarket offerings of $10.0 million, vacuum trucks of $4.6 million, other specialty equipment of $3.0 million, and a $2.9 million favorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2026 increased by $170.7 million, or 27%, compared to the prior-year period, primarily related to the addition of cost of sales from recent acquisitions, higher material costs, higher sales volumes, and a $2.2 million increase in purchase accounting expense effects. Gross profit margin for the six months ended June 30, 2026 was 27.3%, compared to 26.6% in the prior-year period, with the increase primarily due to operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the six months ended June 30, 2026 increased by $16.1 million, or 23%, compared to the prior-year period, primarily due to the addition of SEG&A expenses from recent acquisitions, higher employee-related costs, and higher marketing expenses. As a percentage of net sales, SEG&A expenses were 7.8% in the current-year period, compared to 8.1% in the prior-year period.
Operating income for the six months ended June 30, 2026 increased by $51.4 million, or 34%, compared to the prior-year period, largely due to a $71.8 million improvement in gross profit, partially offset by the $16.1 million increase in SEG&A expenses and a $4.3 million increase in amortization expense.
Backlog was $935 million at June 30, 2026, compared to $1.00 billion at June 30, 2025.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Net sales	$92.5	$84.1	$8.4	$185.4	$160.5	$24.9
Operating income	22.1	21.5	0.6	45.7	37.3	8.4
Operating data:
Operating margin	23.9%	25.6%	(1.7)%	24.6%	23.2%	1.4%
Total orders	$88.9	$98.6	$(9.7)	$177.4	$186.4	$(9.0)
Backlog	67.3	83.2	(15.9)	67.3	83.2	(15.9)
Depreciation and amortization	1.1	1.1	—	2.2	2.1	0.1
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Total orders for the three months ended June 30, 2026 decreased by $9.7 million, or 10%, compared to the prior-year quarter. U.S. orders decreased by $5.4 million, primarily due to reductions in orders for public safety equipment. Non-U.S. orders decreased by $4.3 million, primarily due to a $6.5 million reduction in orders for public safety equipment, partially offset by increases in orders for industrial signaling equipment of $0.8 million and warning systems of $0.8 million, as well as a $0.6 million favorable foreign currency translation impact.
Net sales for the three months ended June 30, 2026 increased by $8.4 million, or 10%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $11.1 million, primarily driven by increases in sales of public safety equipment of $8.1 million and warning systems of $3.0 million. Non-U.S. sales decreased by $2.7 million, primarily due to reductions in warning systems of $3.5 million and public safety equipment of $0.6 million, partially offset by a $0.9 million increase in sales of industrial signaling equipment and a $0.5 million favorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2026 increased by $6.1 million, or 13%, compared to the prior-year quarter, primarily related to higher sales volumes and increased material costs. Gross profit margin for the three months ended June 30, 2026 was 43.1%, compared to 44.7% in the prior-year quarter, with the decrease primarily attributable to unfavorable sales mix and higher material costs, partially offset by operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended June 30, 2026 increased by $1.7 million, or 11%, compared to the prior-year quarter, primarily due to higher employee-related costs and marketing expenses. As a percentage of net sales, SEG&A expenses were 19.2% in the current-year quarter, compared to 19.1% in the prior-year quarter.
Operating income for the three months ended June 30, 2026 increased by $0.6 million, or 3%, compared to the prior-year quarter, primarily due to a $2.3 million improvement in gross profit, partially offset by the $1.7 million increase in SEG&A expenses.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Total orders for the six months ended June 30, 2026 decreased by $9.0 million, or 5%, compared to the prior-year period. U.S. orders increased by $1.0 million, primarily due to improvements in orders for warning systems of $3.2 million and industrial signaling equipment of $1.3 million, partially offset by a $3.5 million reduction in orders for public safety equipment. Non-U.S. orders decreased by $10.0 million, primarily due to decreases in orders for public safety equipment of $12.7 million and warning systems of $0.6 million, partially offset by a $1.4 million increase in orders for industrial signaling equipment and a $1.9 million favorable foreign currency translation impact.
Net sales for the six months ended June 30, 2026 increased by $24.9 million, or 16%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $24.9 million, primarily driven by increases in sales of public safety equipment of $21.3 million and warning systems of $3.6 million. Non-U.S. sales were flat as compared to the prior-year period, primarily due to reductions in sales of warning systems of $3.9 million and public safety equipment of $0.8 million, offset by a $2.3 million increase in sales of industrial signaling equipment and a $2.4 million favorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2026 increased by $13.9 million, or 15%, compared to the prior-year period, primarily related to higher sales volumes and increased material costs, as well as a $1.9 million unfavorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2026 was 43.4%, compared to 43.2% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the six months ended June 30, 2026 increased by $2.6 million, or 8%, compared to the prior-year period, primarily due to higher employee-related costs and marketing expenses. As a percentage of net sales, SEG&A expenses were 18.7% in the current-year period, compared to 20.0% in the prior-year period.
Operating income for the six months ended June 30, 2026 increased by $8.4 million, or 23%, compared to the prior-year period, primarily due to a $11.0 million improvement in gross profit, partially offset by the $2.6 million increase in SEG&A expenses.
Backlog was $67 million at June 30, 2026, compared to $83 million at June 30, 2025.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2026 were $17.8 million, compared to $15.7 million in the prior-year quarter, with the increase primarily due to higher post-retirement expenses and medical costs, partially offset by lower stock compensation costs.
Corporate operating expenses for the six months ended June 30, 2026 were $30.8 million, compared to $25.5 million in the prior-year period, with the increase primarily due to higher post-retirement expenses and legal costs, a $0.8 million increase in acquisition and integration-related expenses, net, as well as increased medical costs.
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
As of June 30, 2026, there was $52.7 million of cash drawn under the revolving credit facility, $400.0 million outstanding under the term loan facility, and $10.7 million of undrawn letters of credit under the 2025 Credit Agreement, with $1.04 billion of availability for borrowings.
The Company’s cash and cash equivalents totaled $62.8 million as of June 30, 2026 and $63.7 million as of December 31, 2025. As of June 30, 2026, $14.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $214.2 million was provided by operating activities in the six months ended June 30, 2026, compared to $96.4 million in the prior-year period, with the year-over-year increase primarily due to higher net income, inclusive of the effects of acquisitions, and favorable changes in net working capital.
Net cash of $62.1 million was used for investing activities in the six months ended June 30, 2026, compared to $94.3 million in the prior-year period. During the six months ended June 30, 2026, the Company funded $18.6 million of capital expenditures and made an initial payment of $44.9 million to acquire Mega, net of cash acquired. During the six months ended June 30, 2025, the Company funded $12.9 million of capital expenditures and made an initial payment of $82.1 million to acquire Hog.
Net cash of $152.9 million was used for financing activities in the six months ended June 30, 2026, compared to $29.8 million in the prior year period. In the six months ended June 30, 2026, the Company paid down $109.8 million of borrowings under its revolving credit facility, funded cash dividends of $18.3 million, and redeemed $13.5 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. Additionally, the Company funded payments of $11.5 million relating to the Hog acquisition. In the six months ended June 30, 2025, the Company increased net borrowings under its revolving credit facility by $55.0 million, paid down $1.6 million under its previous term loan facility, funded $4.3 million of acquisition-related payments, paid $11.5 million to acquire a previously-leased manufacturing facility, funded cash dividends of $17.1 million and share repurchases of $39.7 million, and redeemed $11.4 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
On October 29, 2025, the Company entered into the 2025 Credit Agreement, which amended and restated the 2022 Credit Agreement. The 2025 Credit Agreement increased the Company’s revolving credit facility from up to $675 million to up to $1.1 billion and includes a delayed draw term loan facility in an amount of up to $400 million. In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end for the most recently ended four-quarter period. The Company was in compliance with all such covenants as of June 30, 2026.
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

Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2026, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the six months ended June 30, 2026, the Company completed the acquisition of Mega. The Company also completed the acquisition of New Way and certain assets and liabilities of Kinloch Equipment & Supply, Inc. (“Kinloch”) in the fourth quarter of 2025. As of June 30, 2026, management has not yet fully assessed Mega, New Way, or Kinloch’s internal controls over financial reporting. Excluding the acquisitions of Mega, New Way, and Kinloch, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2026.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2026 (3/29/26 - 5/2/26)	—	$—	—	$157,191,259
May 2026 (5/3/26 - 5/30/26)	—	—	—	157,191,259
June 2026 (5/31/26 - 6/27/26)	500	104.8127	500	157,138,853
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 30, 2026, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2026. The presentation slides for the second quarter 2026 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release is included at Exhibit 99.1 and the earnings presentation is included at Exhibit 99.2 to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 30, 2026.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 30, 2026	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)